Form 10-Q
period 2022-03-31
Atlantic Coastal Acquisition Corp. II
filed 2022-05-20
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41224

ATLANTIC COASTAL ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 St Johns Lane, Floor 5
New York, New York 10013
(Address of principal executive offices)
(248)
890-7200
(Issuer’s telephone number)

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 20, 2022, there were 30,000,000 shares of Series A common stock, $0.0001 par value and 7,500,000 shares of Series B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$330,569	$—
Prepaid expenses	735,039	—

Total Current Assets	1,065,608	—
Deferred offering costs	—	361,372
Marketable securities held in Trust Account	305,830,205	—

TOTAL ASSETS	$306,895,813	$361,372

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$303,037	$1,793
Accrued offering costs	87,000	236,095
Promissory note – related party	—	100,277

Total Current Liabilities	390,037	338,165
Deferred underwriting fee payable	10,500,000	—

Total Liabilities	10,890,037	338,165

Commitments (Note 6)
Series A common stock subject to possible redemption; 30,000,000 and no shares issued and outstanding at redemption value of $10.20 per share	306,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; -0- issued and outstanding (excluding 30,000,000 and no shares subject to possible redemption) as of March 31, 2022 and December 31, 202 1	—	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,503,750 (1) shares issued and outstanding as of March 31, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(9,994,974)	(1,793)

Total Stockholders’ (Deficit) Equity	(9,994,224)	23,207

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$306,895,813	$361,372

(1)
Includes up to 978,750 shares of Series B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On January 13, 2022, the Company effectuated a
1.044-for-1
stock split, resulting in an aggregate of 7,503,750 Founder Shares outstanding (see Notes 5 and 7). All share and per-share
amounts have been retroactively restated to reflect the stock split. On January 18, 2022, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares are no longer subject to forfeiture since then and the remaining unexercised portion of such over-allotment option, an aggregate of 3,750 Founder Shares were forfeited, resulting in an aggregate of 7,500,000 Founder Shares outstanding (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Operation and formation costs	$493,537

Loss from operations	(493,537)

Other income (expense):
Interest income – bank	8
Interest earned on marketable securities held in Trust Account	121,891
Unrealized loss on marketable securities held in Trust Account	(291,686)
Compensation expense	(362,500)

Total other expense, net	(532,287)

Net loss	$(1,025,824)

Weighted average shares outstanding of Series A common stock	23,666,667

Basic and diluted loss per share, Series A common stock	$(0.03)

Weighted average shares outstanding of Series B common stock	7,294,167

Basic and diluted net loss per share, Series B common stock	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned founder shares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(8,967,357)	(30,799,058)
Net loss	—	—	—	—	—	(1,025,824)	(1,025,824)

Balance – March 31, 2022	—	$—	7,500,000	$750	$—	$(9,994,974)	$(9,994,224)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,025,824)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(121,891)
Unrealized loss on marketable securities held in Trust Account	291,686
Compensation expense due to advisor	362,500
Changes in operating assets and liabilities:
Prepaid expenses	(735,039)
Accrued expenses	301,244

Net cash used in operating activities	(927,324)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(306,000,000)

Net cash used in investing activities	(306,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$294,240,000
Proceeds from sale of Private Placement Warrants	13,850,000
Proceeds from promissory note – related party	49,262
Repayment of promissory note – related party	(149,539)
Payment of offering costs	(731,830)

Net cash provided by financing activities	$307,257,893

Net Change in Cash	330,569
Cash – Beginning of period	—

Cash – End of period	$330,569

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$717,219

Initial classification of Series A common stock subject to possible redemption	$306,000,000

Deferred underwriting fee payable	$10,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Atlantic Coastal Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Series A common stock included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of its over-allotment option in the amount of 3,900,000 Units at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 13,850,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Atlantic Coastal Acquisition Management II LLC (the “Sponsor”), generating gross proceeds of $13,850,000, which is described in Note 4.
Transaction costs amounted to $17,204,107 consisting of $5,760,000 of underwriting fees (net of $240,000 reimbursed by the underwriters), $10,500,000 of deferred underwriting fees, and $944,107 of other offering costs.
Following the closing of the Initial Public Offering on January 19, 2022, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
The Company will have until 15 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Going Concern
At March 31, 2022, the Company had

$330,569
in its operating bank accounts and working capital

of
$725,571.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2022, the Company’s Current Report on Form
8-K
as filed with the SEC on January 25, 2022 and the Company’s Annual Report on Form
10-K
as filed with the SEC on March 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company has $330,569 and $0 in cash as of March 31, 2022 and December 31, 2021, respectively.
Marketable Securities Held in Trust Account
At March 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022, the Series A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	30,799,058

Series A common stock subject to possible redemption, March 31, 2022	$306,000,000

Deferred Offering Costs
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are allocated based on the relative value of the Public and Private Warrants to the proceeds received from the Public Shares sold in the Initial Public Offering. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Warrants are charged to stockholder’s equity. As of January 19, 2022, offering costs in the aggregate of $17,204,107, of which an aggregate of $16,699,058 have been charged to temporary equity and an aggregate of $505,049 have b
e
en charged to stockholders’ equity.
As of March 31, 2022 and December 31, 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet and audited balance sheet, respectively.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022, primarily due to the change m the fair value of the warrants liabilities and the valuation allowance recorded on the Company’s net operating losses.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended March 31, 2022
	Series A	Series B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(784,147)	$(241,677)
Denominator:
Basic and diluted weighted average shares outstanding	23,666,667	7,294,167

Basic and diluted net loss per common stock	$(0.03)	$(0.03)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluated its financial statements to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments could be required within 12 months of the balance sheet date. The Company accounted for the warrants issued in connection with the Initial Public Offering and the private placement as equity under the guidance at FASB ASC Topic 815.
Share-based Compensation
The Company adopted ASC Topic 718, Compensation
—
Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 13,850,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $13,850,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Series A common stock at a price of $11.50 per share, subject to adjustments (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
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
On December 1, 2021, the Company and Apeiron Investment Group Ltd. (“Apeiron”) entered into an Agreement to which Apeiron will serve as an advisor to the Company in connection with identifying one or more businesses with which the Company may effectuate its Initial Business Combination. As consideration for Apeiron’s willingness to provide the service set forth in the Agreement, the Sponsor shall pay or transfer to Apeiron (or its designee) on behalf of the Company a non-refundable
fee in the form of 50,000 shares of the Company’s Series B common stock (“Fee Shares”). The transfer of the Founder Shares to Apeiron is not directly related or in connection with the Initial Public Offering and not within the scope of offering costs as defined in Note 2. The transfer of the Fee Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 Fee Shares granted to Apeiron was $362,500 or $7.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the closing date of the Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company recognized $362,500 outright in the operations as stock- based compensation expense as the Company determined that the performance condition has been met at the date of issuance / closing of the Initial Public Offering.
Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company has $0 and $100,277 outstanding under the Promissory Note, respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (collectively and including the $1,750,000 future commitment, the “Working Capital Loans”). If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of March 31, 2022 and December 31, 2021.
NOTE 6. COMMITMENTS

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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Underwriting Agreement
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
Advisors
On January 7, 2022, the Company and Farvahar Capital (“Farvahar”) entered into an agreement to which Farvahar served
as an advisor to the Company in connection with the Initial Public Offering. Farvahar was
engaged to represent the Company’s interests only and is independent of the underwriters. The underwriters reimbursed the Company for the fees payable to Farvahar in respect of the provision of such advisory services. The Company agreed to pay Farvahar a fee of 0.08% of the gross proceeds of the Transaction, including any exercise of the underwriters’ over-allotment option with respect to the Transaction or $240,000 in the aggregate. Farvahar did not act as an underwriter in connection with the Initial Public Offering; it did not identify or solicit potential investors in the Initial Public Offering. As of March 31, 2022, the Company received the reimbursement from the underwriters and paid Farvahar.
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022, there were no shares of Series A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption. At December 31, 2021, there were no shares of Series A common stock issued and outstanding.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 7,503,750 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a
1.044-for-1
stock split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited and 7,500,000 Series B common stock are issued and outstanding at March 31, 2022.
Holders of Series A common stock and Series B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.
The shares of Series B common stock will automatically convert into shares of Series A common stock concurrently or immediately following the consummation of an Initial Business Combination, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional shares of Series A common stock, or equity-linked securities, are issued or deemed issued in connection with the Initial Business Combination, the number of shares of Series A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of shares of Series A common stock outstanding after such conversion (after giving effect to any redemption of shares of Series A common stock by Public Stockholders), including the total number of shares of Series A common stock, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any shares of Series A common stock or equity-linked securities exercisable for or convertible into shares of Series A common stock issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers, or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Warrants —
As of March 31, 2022 and December 31, 2021, there are 15,000,000 and no outstanding Public Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
As of March 31, 2022 and December 31, 2021, there are 13,850,000 and zero Private Placement Warrants, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$305,830,205
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Atlantic Coastal Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Atlantic Coastal Acquisition Management II LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in Delaware on May 20, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We may pursue an initial business combination target in any industry or sector, but given the experience of our management team, we expect to focus on acquiring a business combination target within the financial services industry and related sectors, including potentially the mobility sector. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $1,025,824 which consists of operating and formation costs of $493,537, an unrealized loss on marketable securities held in our Trust Account of $291,686, and compensation expense of $362,500, offset by interest income from bank of $8 and interest earned on marketable securities held in the Trust Account of $121,891.

Liquidity and Capital Resources
On January 19, 2022, we consummated our Initial Public Offering of 30,000,000 Units, which includes the partial exercise by the underwriters of its over-allotment option in the amount of 3,900,000 Units at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 13,850,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $13,850,000.
Transaction costs amounted to $17,204,107 consisting of $5,760,000 of underwriting discount (net of $240,000 reimbursed by the underwriters) and $944,107 of other offering costs. We have agreed to pay a deferred underwriting fee to the underwriters upon the consummation of our Initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering or an aggregate of $10,500,000.
The promissory note issued in connection with unsecured loans from our sponsor to financing our liquidity needs through the consummation of our Initial Public Offering was non-interest
bearing and the aggregate amount of $149,539 outstanding under the promissory note as of January 19, 2022 was fully repaid on February 22, 2022.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of Private Placement Warrants, a total of $306,000,000 was placed in the Trust Account. We incurred $17,204,107 in Initial Public Offering related costs, including $5,760,000 of underwriting fees and $944,107 of other costs.
For the three months ended March 31, 2022, cash used in operating activities was $927,324. Net loss of $1,025,824 was affected by interest earned on marketable securities held in the Trust Account of $121,891, unrealized loss on marketable securities held in the Trust Account of $291,686 and compensation expense due to advisor of $362,500. Changes in operating assets and liabilities used $433,795 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $305,830,205 (excluding approximately $170,000 of interest expense due to overfunding by Sponsor) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $330,569. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.
Going Concern
Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the following:
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate, paid on the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Deferred Offering Costs
We comply with the requirements of the ASC
340-10-S99-1
and SEC SAB Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are allocated based on the relative value of the Public and Private Warrants to the proceeds received from the Public Shares sold in the Initial Public Offering. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Warrants are charged to stockholder’s equity. As of January 19, 2022, offering costs in the aggregate of $17,204,107, of which an aggregate of $16,699,058 have been charged to temporary equity and an aggregate of $505,049 have been charged to stockholders’ equity.
As of March 31, 2022 and December 31, 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet and audited balance sheet, respectively.
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Net Loss Per Common Share
Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There are no material changes to the risk factors in our most recent Annual Report on Form
10-K
as filed with the SEC on March 25, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
On January 13, 2022, we consummated the Initial Public Offering of 30,000,000 Units. Each Unit consists of one share of Series A common stock and one-half
of a redeemable warrant, each warrant entitling the holder thereof to purchase one share of Series A common stock for $11.50 per share. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000. Cantor Fitzgerald & Co. acted as sole book-running manager. The securities sold in the Initial Public Offering were registered under the Securities Act on a Registration Statement on Form
S-1
(No.
333-
261459), which was declared effective by the SEC on January 13, 2022.
Simultaneously with the closing of our Initial Public Offering, we consummated a Private Placement of 13,850,000 private placement warrants, at a price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $13,850,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Following the closing of our Initial Public Offering and the sale of the Private Placement Warrants, an aggregate amount of $306,000,000 ($10.20 per unit) was placed in a Trust Account.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.2	Specimen Series A Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.3	Specimen Public Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.4	Public Warrant Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.5	Specimen Private Warrant Certificate (included in Exhibit 4.6) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.6	Private Warrant Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.1	Letter Agreement, dated January 13, 2022, among the Company and our officers, directors, and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.2	Investment Management Trust Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.3	Registration Rights Agreement, dated January 13, 2022, among the Company, Atlantic Coastal Acquisition Management II LLC and certain securityholders of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.4	Private Placement Warrant Purchase Agreement, dated January 13, 2022, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.5	Expense Advancement Agreement, dated January 13, 2022, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COASTAL ACQUISITION CORP. II

Date: May 20, 2022	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2022	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)