Form 10-Q
period 2022-06-30
Atlantic Coastal Acquisition Corp. II
filed 2022-08-11
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2

of
the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2022, there were 30,000,000 shares of Series A common stock, $0.0001 par value and 7,500,000 shares of Series B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Period from May 20, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and for the period from May 20, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from May 20, 2021 (Inception) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$295,028	$—
Prepaid expenses	609,959	—

Total Current Assets	904,987	—
Deferred offering costs	—	361,372
Marketable securities held in Trust Account	306,074,047	—

TOTAL ASSETS	$306,979,034	$361,372

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$576,758	$1,793
Accrued offering costs	87,000	236,095
Income taxes payable	6,419	—
Promissory note – related party	—	100,277

Total Current Liabilities	670,177	338,165
Deferred underwriting fee payable	10,500,000	—

Total Liabilities	11,170,177	338,165

Commitments (Note 6)
Series A common stock subject to possible redemption; 30,000,000 and no shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively, at redemption value of $10.20 per share	306,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized ; none issued and outstanding (excluding 30,000,000 and no shares subject to possible redemption) as of June 30, 2022 and December 31, 202 1 , respectively	—	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,503,750 (1) shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(10,191,893)	(1,793)

Total Stockholders’ (Deficit) Equity	(10,191,143)	23,207

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$306,979,034	$361,372

(1)
Includes up to 978,750

shares of Series B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On January 13, 2022, the Company effectuated
a

1.044-for-1

stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding (see Notes 5 and 7). All share and per-share
amounts have been retroactively restated to reflect the stock split. On January 18, 2022, the underwriters partially exercised their over-allotment option,
and
hence, 975,000
 Founder Shares are no longer subject to forfeiture since such date and the remaining unexercised portion of such over-allotment option, an aggregate of 3,750
 Founder Shares, were forfeited, resulting in an aggregate
of 7,500,000
 Founder Shares outstanding (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Period from May 20, 2021 (Inception) Through June 30, 2021
Operation and formation costs	$434,432	$927,969	$—

Loss from operations	(434,432)	(927,969)	—
Other income (expense):
Interest income – bank	90	98	—
Interest earned (expense) on marketable securities held in Trust Account	(3,928)	117,963	—
Unrealized gain (loss) on marketable securities held in Trust Account	247,770	(43,916)	—
Compensation expense	—	(362,500)	—

Total Other income (expense), net	243,932	(288,355)	—
Income (loss) before benefit from (provision for) income taxes	(190,500)	(1,216,324)
Benefit from (provision for) income taxes	(6,419)	(6,419)

Net loss	$(196,919)	$(1,222,743)	$—

Weighted average shares outstanding, Series A common stock	30,000,000	26,850,829	—

Basic and diluted net loss per share, Series A common stock	$(0.01)	$(0.04)	$—

Weighted average shares outstanding, Series B common stock	7,500,000	7,397,652	—

Basic and diluted net loss per share, Series B common stock	$(0.01)	$(0.04)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned F ounder S hares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurem e nt of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(8,967,357)	(30,799,058)
Net loss	—	—	—	—	—	(1,025,824)	(1,025,824)

Balance — March 31, 2022	—	$—	7,500,000	$750	$—	$(9,994,974)	$(9,994,224)
Net los s	—	—	—	—	—	(196,919)	(196,919)

Balance — June 30, 2022	—	$—	7,500,000	$750	$—	$(10,191,893)	$(10,191,143)

FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — May 20, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—

Balance — June 30, 2021	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from May 20, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,222,743)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(117,963)	—
Unrealized loss on marketable securities held in Trust Account	43,916	—
Compensation expenses	362,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(609,959)	—
Accrued expenses	574,965	—

Income taxes payable	6,419

Net cash used in operating activities	(962,865)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(306,000,000)	$—

Net cash used in investing activities	(306,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$294,240,000	$—
Proceeds from sale of Private Placement Warrants	13,850,000	—
Proceeds from promissory note – related party	49,262	—
Repayment of promissory note – related party	(149,539)	—
Payment of offering costs	(731,830)	—

Net cash provided by financing activities	307,257,893	—

Net Change in Cash	295,028	—
Cash – Beginning of period	—	—

Cash – End of period	$295,028	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$717,219	$—

Initial classification of Series A common stock subject to possible redemption	$306,000,000	$—

Deferred underwriting fee payable	$10,500,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not
 vote at all.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Going Concern
At June 30, 2022, the Company had $295,028 in its operating bank accounts and working capital of $315,275.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40
“Presentation of Financial Statements - Going Concern,” the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact, if any, on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2022, the Company’s Current Report on Form
8-K
as filed with the SEC on January 25, 2022 and the Company’s Annual Report on Form
10-K
as filed with the SEC on March 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company had $295,028 in cash at June 30, 2022. The Company did not have any cash at December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022, all of the Company’s investments held in the Trust Account are United States Treasury Bills classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ACS Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in capital and accumulated deficit.
There was no change to the remeasurement of carrying value to redemption value from December 31, 2021 to June 30, 2022, the Series A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	30,799,058

Series A common stock subject to possible redemption	$306,000,000

Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are allocated based on the relative value of the Public and Private Warrants to the proceeds received from the Public Shares sold in the Initial Public Offering. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Warrants are charged to stockholder’s equity. As of January 19, 2022, offering costs in the aggregate of $17,204,107, of which an aggregate of $16,699,058 have been charged to temporary equity and an aggregate of $505,049 have been charged to stockholders’ equity.
As of June 30, 2022 and December 31, 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet and audited balance sheet, respectively.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate wa
s 3.37% and 0%
for the three months ended June 30, 2022 and 2021, respectively, and

0.53
% and 0% for
the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 31, 2022 and 2021, due to changes in the fair value of the warrant liability and the valuation allowance on the deferred tax assets.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022		For the Period from May 20, 2021 (Inception) Through June 30, 2021
	Series A	Series B	Series A	Series B	Series A	Series B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(157,535)	$(39,384)	$(958,631)	$(264,112)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	26,850,829	7,397,652	—	—

Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$—	$—

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluated its financial statements to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments could be required within 12 months of the balance sheet date. The Company accounted for the warrants issued in connection with the Initial Public Offering and the private placement as equity under the guidance at FASB ASC Topic 815.
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period date while the warrants are outstanding. Based on our assessment of the guidance, our warrants meet the criteria for equity classification and are recorded within stockholders’ equity.
Share-based Compensation
The Company adopted ASC Topic 718, “Compensation
—
Stock Compensation,” guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Updated (“ASU”)
No. 2020-06,
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
JUNE 30, 2022
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
On October 25, 2021, the Sponsor transferred 250,000 Founder Shares to five director nominees (50,000 shares to each director nominee) for no consideration, to serve in his or her capacity as an independent director of the Company. The Company assigned the number of shares of Series B common stock of the Company, par value $0.0001 per share. The transfer of the Founders Shares to five director nominees is within
the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these directors are forfeited if their status as director is terminated for any reason prior to the date of the initial Business Combination, and as such, there has been no stock-based compensation expense recognized in the accompanying financial statements.
On December 1, 2021, the Company and Apeiron Investment Group Ltd. (“Apeiron”) entered into an Agreement to which Apeiron will serve as an advisor to the Company in connection with identifying one or more businesses with which the Company may effectuate its Initial Business Combination. As consideration for Apeiron’s willingness to provide the service set forth in the Agreement, the Sponsor shall pay or transfer to Apeiron (or its designee) on behalf of the Company a non-refundable
fee in the form of 50,000 shares of the Company’s Series B common stock (“Fee Shares”). The transfer of the Founder Shares to Apeiron is not directly related to
or in connection with the Initial Public Offering and not within the scope of offering costs as defined in Note 2. The transfer of the Fee Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 Fee Shares granted to Apeiron was $362,500 or $7.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the closing date of the Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company recognized $362,500 in the operations as stock-based compensation expense as the Company determined that the performance condition has been met at the date of issuance/closing of the Initial Public Offering.
Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the Company has $0 and $100,277 outstanding under the Promissory Note, respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (collectively and including the $1,750,000 future commitment, the “Working Capital Loans”). If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of June 30, 2022 and December 31, 2021.
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
JUNE 30, 2022
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
Advisors
On January 7, 2022, the Company and Farvahar Capital (“Farvahar”) entered into an agreement under
which Farvahar served as an advisor to the Company in connection with the Initial Public Offering. Farvahar was engaged to represent the Company’s interests only and is independent of the underwriters. The underwriters reimbursed the Company for the fees payable to Farvahar in respect of the provision of such advisory services. The Company agreed to pay Farvahar a fee of 0.08% of the gross proceeds of the Transaction, including any exercise of the underwriters’ over-allotment option with respect to the Transaction or $240,000 in the aggregate. Farvahar did not act as an underwriter in connection with the Initial Public Offering; it did not identify or solicit potential investors in the Initial Public Offering. As of June 30, 2022, the Company received the reimbursement from the underwriters and paid Farvahar.
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Series A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 7,503,750 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares we
re subject to forfeiture to the extent that the underwriters’ over-allotment option was
not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated
a

1.044-for-1

stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited
,
and 7,500,000 Series B common stock are issued and outstanding at June 30, 2022.
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
basis.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Warrants —
As of June 30, 2022 and December 31, 2021, there are 15,000,000 and no outstanding Public Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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
As of June 30, 2022 and December 31, 2021, there are 13,850,000 and zero Private Placement Warrants, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$306,074,047
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net loss of $196,919 which consists of operating and formation costs of $434,432 and a loss on the marketable securities held in the Trust Account of $3,928, offset by interest income from bank of $90 and an unrealized gain on marketable securities held in our Trust Account of $247,770.
For the six months ended June 30, 2022, we had a net loss of $1,222,743 which consists of operating and formation costs of $927,969, an unrealized loss on marketable securities held in our Trust Account of $43,916, and compensation expenses of $362,500, offset by interest income from bank of $98 and interest earned on marketable securities held in the Trust Account of $117,963.
For the period from May 20, 2021 (Inception) through June 30, 2021, we had a net loss of $0.
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
The promissory note issued in connection with unsecured loans from our Sponsor to finance our liquidity needs through the consummation of our Initial Public Offering was non-interest
bearing and the aggregate amount of $149,539 outstanding under the promissory note as of January 19, 2022 was fully repaid on February 22, 2022.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of Private Placement Warrants, a total of $306,000,000 was placed in the Trust Account. We incurred $17,204,107 in Initial Public Offering related costs, including $5,760,000 of underwriting fees and $944,107 of other costs.
For the six months ended June 30, 2022, cash used in operating activities was $962,865. Net loss of $1,222,743 was affected by interest earned on marketable securities held in the Trust Account of $117,963, an unrealized loss on marketable securities held in the Trust Account of $43,916 and compensation expenses of $362,500. Changes in operating assets and liabilities used $28,575 of cash for operating activities.
For the period from May 20, 2021 (Inception) through June 30, 2021, there were no cash activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $306,074,047 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $295,028. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
As of June 30, 2022 and December 31, 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying condensed balance sheets, respectively.
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ equity section of our condensed balance sheets.
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period date while the warrants are outstanding. Based on our assessment of the guidance, our warrants meet the criteria for equity classification and are recorded within stockholders’ equity.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
(No.333-261459),
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COASTAL ACQUISITION CORP. II

Date: August 10, 2022	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)