Form 10-Q
period 2022-09-30
Atlantic Coastal Acquisition Corp. II
filed 2022-11-10
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
September 30
, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2 of
the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in

Rule

12b-2 of
the Exchange Act).    Yes  ☒    No  ☐
As of November 10, 2022
, there were
30,000,000
shares of Series A common stock, $0.0001 par value and
7,500,000
shares of Series B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from May 20, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from May 20, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from May 20, 2021 (Inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$189,031	$—
Prepaid expenses	489,935	—

Total Current Assets	678,966	—
Deferred offering costs	—	361,372
Marketable securities held in Trust Account	307,546,474	—

TOTAL ASSETS	$308,225,440	$361,372

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$895,709	$1,793
Accrued offering costs	75,000	236,095
Income taxes payable	293,453	—
Promissory note – related party	—	100,277

Total Current Liabilities	1,264,162	338,165
Deferred underwriting fee payable	10,500,000	—

Total Liabilities	11,764,162	338,165
Commitments (Note 6)
Series A common stock subject to possible redemption; 30,000,000 and no shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively, at redemption value of $10.24 per share	307,103,021	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 30,000,000 and no shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	—	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,503,750 (1) shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(10,642,493)	(1,793)

Total Stockholders’ (Deficit) Equity	(10,641,743)	23,207

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$308,225,440	$361,372

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

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from May 20, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Operation and formation costs	$533,796	$1,000	$1,461,765	$1,000

Loss from operations	(533,796)	(1,000)	(1,461,765)	(1,000)
Other income:
Interest income – bank	824	—	922	—
Interest earned on marketable securities held in Trust Account	1,428,511	—	1,546,474	—
Unrealized gain on marketable securities held in Trust Account	43,916	—	—	—
Compensation expense	—	—	(362,500)	—

Total other income, net	1,473,251	—	1,184,896	—
Income (loss) before provision for income taxes	939,455	(1,000)	(276,869)	(1,000)
Provision for income taxes	(287,034)	—	(293,453)	—

Net income (loss)	$652,421	$(1,000)	$(570,322)	$(1,000)
Weighted average shares outstanding, Series A common stock	30,000,000	—	27,912,088	—
Basic and diluted net income (loss) per share, Series A common stock	$0.02	$—	$(0.02)	$—
Weighted average shares outstanding, Series B common stock	7,500,000	29,000	7,432,143	29,000
Basic and diluted net income (loss) per share, Series B common stock	$0.02	$(0.03)	$(0.02)	$(0.03)
The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned Founder Shares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(8,967,357)	(30,799,058)
Net loss	—	—	—	—	—	(1,025,824)	(1,025,824)

Balance — March 30, 2022	—	—	7,500,000	750	—	(9,994,974)	(9,994,224)
Net loss	—	—	—	—	—	(196,919)	(196,919)

Balance — June 30, 2022	—	—	7,500,000	750	—	(10,191,893)	(10,191,143)

Accretion for Series A ordinary shares to redemption amount	—	—	—	—	—	(1,103,021)	(1,103,021)
Net income	—	—	—	—	—	652,421	652,421

Balance — September 30, 2022	—	$—	7,500,000	$750	$—	$(10,642,493)	$(10,641,743)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — May 20, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—

Balance — June 30, 2021	—	—	—	—	—	—	—
Issuance of Class B common stock to Sponsor	—	—	7,503,750	750	24,520	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance — September 30, 2021	—	$—	7,503,750	$750	$24,520	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from May 20, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(570,322)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,546,474)	—
Compensation expenses	362,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(489,935)	—
Accrued expenses	893,916	1,000
Income taxes payable	293,453	—

Net cash used in operating activities	(1,056,862)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(306,000,000)	$—

Net cash used in investing activities	(306,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$294,240,000	$—
Proceeds from sale of Private Placement Warrants	13,850,000	—
Proceeds from promissory note – related party	49,262	30,000
Repayment of promissory note – related party	(149,539)	—
Payment of offering costs	(743,830)	(30,000)

Net cash provided by financing activities	307,245,893	—

Net Change in Cash	189,031	—
Cash – Beginning of period	—	—

Cash – End of period	$189,031	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$717,219	$120,634

Initial classification of Series A common stock subject to possible redemption	$307,103,021	$—

Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Deferred underwriting fee payable	$10,500,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
,
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
Going Concern
At September 30, 2022, the Company had $189,031
in its operating bank accounts and a working capital deficit of
 $141,743.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40
“Presentation of Financial Statements—Going Concern,” the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly-traded
 U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly-traded
foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and impact
the Company’s ability to complete a Business Combination.
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
as filed with the SEC on March 25, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company had $189,031 in cash at September 30, 2022. The Company did not have any cash at December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022, all of the Company’s investments held in the Trust Account are United States Treasury Bills classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ACS Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.
There was no change to the remeasurement of carrying value to redemption value from December 31, 2021 to September 30, 2022, the Series A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	31,902,079

Series A common stock subject to possible redemption	$307,103,021

Deferred Offering Costs
The Company complies with the requirements of the
ASC340-10-S99-1and
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
As of September 30, 2022 and December 31, 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet
s
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 29.63% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 118.53% and 0% for the nine months ended September 30, 2022 and for the period from May 20, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 31, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from May 20, 2021 (inception) through September 30, 2021, due to changes in the fair value of the warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net income (loss) per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from May 20, 2021 (Inception) Through September 30, 2021
	Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$521,937	$130,484	$—	$(1,000)	$(450,395)	$(119,927)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	—	29,000	27,912,088	7,432,143	—	29,000
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$—	(0.03)	$(0.02)	$(0.02)	$—	$(0.03)
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Updated (“ASU”) No. 2020-06,“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU 2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP.
ASU 2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.
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
SEPTEMBER 30, 2022
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
The Sponsor, founders, executive officers and directors have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until one year after the completion of a Business Combination that results in all of the Company’s stockholders having the right to exchange their Series A common stock for cash, securities, or other property (except with respect to permitted transferees). Notwithstanding the foregoing, (x) if the last reported sale price of the Series A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any

30-trading

day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, then such securities will be released from these restrictions. Any permitted transferees would be subject to the same restrictions and other agreements of the founders with respect to any Founder Shares.
On October 25, 2021, the Sponsor transferred 250,000 Founder Shares to five director nominees (50,000 shares to each director nominee) for no consideration, to serve in his or her capacity as an independent director of the Company. The Company assigned the number of shares of Series B common stock of the Company, par value $0.0001 per share. The transfer of the Founders Shares to five director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these directors are forfeited if their status as director is terminated for any reason prior to the date of the initial Business Combination and
,
as such, there has been no stock-based compensation expense recognized in the accompanying financial statements.
On December 1, 2021, the Company and Apeiron Investment Group Ltd. (“Apeiron”) entered into an Agreement to which Apeiron will serve as an advisor to the Company in connection with identifying one or more businesses with which the Company may effectuate its Initial Business Combination. As consideration for Apeiron’s willingness to provide the service set forth in the Agreement, the Sponsor shall pay or transfer to Apeiron (or its designee) on behalf of the Company a non-refundable fee in the form of 50,000 shares of the Company’s Series B common stock (“Fee Shares”). The transfer of the Founder Shares to Apeiron is not directly related to or in connection with the Initial Public Offering and not within the scope of offering costs as defined in Note 2. The transfer of the Fee Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 Fee Shares granted to Apeiron was $362,500 or $7.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the closing date of the Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company recognized $362,500 in the operations as stock-based compensation expense as the Company determined that the performance condition has been met at the date of issuance/closing of the Initial Public Offering.
Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company has $0 and $100,277 outstanding under the Promissory Note, respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (collectively and including the $1,750,000 future commitment, the “Working Capital Loans”). If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of September 30, 2022 and December 31, 2021.
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
SEPTEMBER 30, 2022
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
Advisors
On January 7, 2022, the Company and Farvahar Capital (“Farvahar”) entered into an agreement under which Farvahar served as an advisor to the Company in connection with the Initial Public Offering. Farvahar was engaged to represent the Company’s interests only and is independent of the underwriters. The underwriters reimbursed the Company for the fees payable to Farvahar in respect of the provision of such advisory services. The Company agreed to pay Farvahar a fee of 0.08% of the gross proceeds of the
Initial Public Offering
, including any exercise of the underwriters’ over-allotment option with respect to the
Initial Public Offering
or $240,000 in the aggregate. Farvahar did not act as an underwriter in connection with the Initial Public Offering; it did not identify or solicit potential investors in the Initial Public Offering. As of September 30, 2022, the Company received the reimbursement from the underwriters and paid Farvahar.
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Series A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 7,503,750 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, and 7,500,000 Series B common stock are issued and outstanding at September 30, 2022.
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
basis.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Warrants —
As of September 30, 2022 and December 31, 2021, there are 15,000,000 and no outstanding Public Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2022
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
As of September 30, 2022 and December 31, 2021, there are 13,850,000 and zero Private Placement Warrants, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$307,546,474
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $652,421 which consists of interest income from bank of $824 and an unrealized gain on marketable securities held in our Trust Account of $43,916 and interest earned marketable securities held in the Trust Account of $1,428,511, offset by operating and formation costs of $533,796 and provision for income taxes of $287,034.

For the nine months ended September 30, 2022, we had a net loss of $570,322 which consists of operating and formation costs of $1,461,765, compensation expenses of $362,500 and provision for income taxes of $293,453, offset by interest income from bank of $922 and interest earned on marketable securities held in the Trust Account of $1,546,474.

For the three months ended September 30, 2021, we had a net loss of $1,000.

For the period from May 20, 2021 (Inception) through September 30, 2021, we had a net loss of $1,000.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,056,862. Net loss of $570,322 was affected by interest earned on marketable securities held in the Trust Account of $1,546,474 and compensation expenses of $362,500. Changes in operating assets and liabilities used $697,434 of cash for operating activities.

For the period from May 20, 2021 (Inception) through September 30, 2021, net loss of $1,000 was affected by the changes in operating assets and liabilities of $1,000.

As of September 30, 2022, we had marketable securities held in the Trust Account of $307,546,474 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $189,031. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40,“Presentation of Financial Statements—Going Concern,” the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023; however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2022 and December 31, 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying condensed balance sheets, respectively.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06,“Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ATLANTIC COASTAL ACQUISITION CORP. II

Date: November 10, 2022	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)