Form 10-K
period 2022-12-31
Atlantic Coastal Acquisition Corp. II
filed 2023-04-03
CIK 1893219

UNIT
ED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant including in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a rediscovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The registrant’s units began trading on the Nasdaq Global Market on January 14, 2022 and the registrant’s shares of common stock and warrants began trading on the Nasdaq Global Market on March 7, 2022. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than the shares held by persons who may be deemed affiliates of the registrant as of June 30, 2022, was $299,400,000.
As of March
15
, 2023, there were 30,000,000 shares of Series A common stock, par value $0.0001 per share, and 7,500,000 shares of Series B common stock, par value $0.0001 per share of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our ability to complete an initial business combination due to the uncertainty resulting from the continued effects of the COVID-19 outbreak;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including their industry and geographic location;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the trust account not being subject to claims of third parties;

•	delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities; or

•	our financial performance following our initial public offering or following our initial business combination.

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

“COVID-19” are to the COVID-19 pandemic;

“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

“Exchange Act” are to the Exchange Act of 1934, as amended;

“founders” are to our sponsor;

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

“management” or our “management team” are to our executive officers and directors;

“Nasdaq” are to the Nasdaq Stock Market;

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

“SEC” are to the U.S. Securities and Exchange Commission;

“Securities Act” are to the Securities Act of 1933, as amended;

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

Our search for a target business or businesses, with which we ultimately consummate an initial business combination, may be materially adversely affected by the continued effects of COVID-19, geopolitical conflicts and the status of debt and equity markets.

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

There has been and may in the future be diversity in the capital structure, financial accounting policies, and resultant financial reporting by special purpose acquisition corporation (“SPACs”), which may impact the market price for our Series A common stock and our ability to complete a business combination.

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

Financial Position and Flexibility.

On January 19, 2022 we closed our initial public offering. As of December 31, 2022, we had $392,446 in cash and a working capital deficit of $679,412. As of March 15, 2023, we have approximately $312,468,148 held in the trust account available for a business combination. As such, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

Our founders and our executive officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder shares, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not to sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need 11,250,001 or approximately 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting).

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Series A common stock, par value $0.0001 per share, 10,000,000 shares of Series B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 15, 2023, there were 70,000,000 and 2,500,000 authorized but unissued shares of Series A common stock and Series B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Series B common stock. The Series B common stock is automatically convertible into Series A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of March 15, 2023, there were no shares of preferred stock issued and outstanding.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, approximately $312,468,148 remained available as of March 15, 2023, to complete our initial business combination (which includes up to $10,500,000 for the payment of deferred underwriting commissions).

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

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules (defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and to the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate the Comapny at an earlier time than we might otherwise choose.

Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IRS and the Treasury have issued a notice of an intention to issue proposed regulations (the “Notice”); the Notice also provides interim guidance on which taxpayers can rely until issuance of the proposed regulations.

The IRA excise tax applies only to repurchases that occur after December 31, 2022. It is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with initial business combination or extension requests, or exchanges of stock pursuant to an acquisitive reorganization (i.e., pursuant to the initial business combination or otherwise). Under the Notice, distributions pursuant to a complete liquidation of the Company (e.g., in the event we do not consummate an initial business combination) generally are not subject to this 1% excise tax, and other redemptions or repurchases of stock made during the same taxable year as the taxable year the Company completely liquidates and dissolves also would be exempt. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension request or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination or otherwise would depend on a number of factors, including (i) the fair market value of the stock subject to redemptions and repurchases or exchanged in an acquisitive reorganization in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination, and might affect the structure chosen for a business combination and any potential financing in connection with the business combination.

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”), and any business combination may be subject to U.S. foreign investment regulations and review by CFIUS or another U.S. government entity.

Our sponsor, Atlantic Coastal Acquisition Management II LLC, is controlled by and has substantial ties with a non-U.S. person given that the managing member of our sponsor is a citizen of the Republic of Cyprus. Certain federally licensed businesses in the United States are subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving “foreign persons” to determine the effect of such transactions on U.S. national security. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory CFIUS filings. It is unclear at this stage whether our potential business combination will fall within CFIUS’s jurisdiction, and if so, whether we would be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS. If we seek CFIUS review prior to the completion of our initial business combination, we may be subject to substantial delays and increased transaction costs. If we are required to undergo a CFIUS review following the completion of our initial business combination, in addition to any conditions or divestiture requirements imposed on us, we may incur substantial costs in connection therewith. Other possible foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within the applicable time period because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive $10.20 per share of Series A common stock on the liquidation of their shares and our warrants will expire worthless. This will also cause our investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Holders

As of March 15, 2023 there was 1 holder of record of our units, 1 holder of record of our separately traded Series A common stock, 2 holders of record of our separately traded warrants, and 7 holders of record of our Series B common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

On October 25, 2021, we issued 7,187,500 shares of our Series B common stock, to our sponsor for $25,000 in cash, at a purchase price of approximately $0.0035 per share (or $0.0033 per share, after giving effect to a 1.044-for-1 stock split on January 13, 2022), in connection with our formation. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On January 13, 2022, we effectuated a 1.044-for-1 stock split, resulting in an aggregate of 7,503,750 founder shares outstanding and held by our initial stockholders. On January 18, 2022, the underwriters partially exercised their over-allotment option and the remaining unexercised portion of over-allotment option were forfeited, an aggregate of 3,750 founder shares were forfeited, resulting in an aggregate of 7,500,000 founder shares outstanding held by our initial stockholders.

On January 19, 2022, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of our Series A common stock and one-half of a redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Series A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300,000,000. Cantor Fitzgerald & Co. acted as sole book-running manager. The securities sold in the initial public offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-261459), which was declared effective by the SEC on January 13, 2022.

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

Transaction costs amounted to $17,204,107, consisting of $5,760,000 in underwriting discount (net of $240,000 reimbursed by the underwriters), $10,500,000 in deferred underwriting discount and $944,107 of other offering costs. In addition, $392,446 of cash is held outside of the trust account and is available for the payment of offering costs and for working capital purposes as of December 31, 2022.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $886,918 which consists of interest income from bank of $1,848 and interest earned marketable securities held in the Trust Account of $4,121,971, offset by operating and formation costs of $2,050,410, compensation expense of $362,500 and provision for income taxes of $823,991.

For the period from May 20, 2021 (inception) through December 31, 2021, we had a net loss of $1,793 which consists of operating and formation costs.

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

For the year ended December 31, 2022, cash used in operating activities was $1,184,963. Net income of $886,918 was affected by interest earned on marketable securities held in the Trust Account of $4,121,971 and compensation expenses of $362,500. Changes in operating assets and liabilities provided $1,687,590 of cash for operating activities.

For the period from May 20, 2021 (Inception) through December 31, 2021, we do not have cash used in operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $309,790,455 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $331,516 of interest earned from the Trust Account.

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

As of December 31, 2022, we had cash of $392,446. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023; however, it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC SAB Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are allocated based on the relative value of the Public and Private Warrants to the proceeds received from the Public Shares sold in the Initial Public Offering. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Warrants are charged to stockholder’s equity. As of January 19, 2022, offering costs in the aggregate of $17,204,107, of which an aggregate of $16,699,058 have been charged to temporary equity and an aggregate of $505,049 have been charged to stockholders’ equity (deficit).

As of December 31, 2022 and 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying balance sheets, respectively.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ equity section of our balance sheets.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period date while the warrants are outstanding. Based on our assessment of the guidance, our warrants meet the criteria for equity classification and are recorded within stockholders’ equity (deficit).

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06,”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Title
Shahraab Ahmad	46	Chief Executive Officer and Chairman of the Board of Directors
Anthony D. Eisenberg	41	Chief Strategy Officer and Director
Jason Chryssicas	38	Chief Financial Officer and Director
Burt Jordan	56	President and Director
Joanna Lord	40	Director
Bryan Dove	43	Director
Iqbaljit Kahlon	36	Director
Darren Stanwood	38	Director
Dominick J. Schiano	68	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2023, by:

•	each person known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock;

•	and all our executive officers and directors as a group.

The following table sets forth information regarding the beneficial ownership of our Series A common stock, our Series B common stock, and our Series A common stock and Series B common stock voting together as a single group. The percentage ownership of our common stock is based on 37,500,000 shares of our common stock outstanding as of March 15, 2023, consisting of 30,000,000 shares of our Series A common stock and 7,500,000 shares of our Series B common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants offered in our IPO or the private placement warrants as such warrants are not exercisable within 60 days of March 15, 2023.

	Series A Common Stock Beneficially Owned		Series B Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares	%	Number of Shares		%	% of Total Voting Power
Directors and Executive Officers
Atlantic Coastal Acquisition Management II LLC(3)	—	—	7,200,000		96.0%	19.2%
Shahraab Ahmad(3)	—	—	7,200,000		96.0%	19.2%
Anthony D. Eisenberg(4)	—	—	—		—	—
Jason Chryssicas(4)	—	—	—		—	—
Burt Jordan(4)	—	—	—		—	—
Joanna Lord(4)	—	—	50,000	*		*
Bryan Dove(4)	—	—	50,000	*		*
Iqbaljit Kahlon(4)	—	—	50,000	*		*
Darren Stanwood(4)	—	—	50,000	*		*
Dominick J. Schiano(4)	—	—	50,000	*		*
All executive officers and directors as a group (9 persons)	—	—	7,450,000		99.3%	19.9%
Five Percent Holders
HGC Investment Management Inc.(5)	2,364,562	7.9%	—		—	6.3%
Saba Capital Management, L.P.(6)	1,772,500	5.9%	—		—	4.7%
Highbridge Capital Management, LLC(7)	1,614,464	5.4%	—		—	4.3%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Atlantic Coastal Acquisition Corp. II, 6 St Johns Lane, Floor 5, New York, NY 10013.
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
(5)

The information reported is based on a Schedule 13G filed on February 14, 2023. According to the Schedule 13G, as of December 31, 2022, HGC Investment Management Inc. has sole voting and dispositive power over 2,364,562 shares of our Series A common stock. The address for HGC Investment Management Inc. is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(6)

The information reported is based on a Schedule 13G filed on February 14, 2023. According to the Schedule 13G, as of December 31, 2022, each of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein has shared voting and dispositive power over 1,772,500 shares of our Series A common stock. The address for Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

(7)

The information reported is based on a Schedule 13G filed on February 2, 2023. According to the Schedule 13G, as of December 31, 2022, Highbridge Capital Management, LLC and certain funds and accounts (the “Highbridge Funds”) have shared voting and dispositive power over 1,772,500 shares of our Series A common stock. The address for Highbridge Capital Management, LLC and the Highbridge Funds is 277 Park Avenue, 23rd Floor, New York, NY 10172.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation

Shahraab Ahmad	Orama Holdings (Cayman) Limited Decca Capital Limited Peer Capital Management Limited Atlantic Coastal Acquisition Corp.	Investment Management Company Investment Management Company Investment Management Company Special Purpose Acquisition Company	Chief Investment Officer Chief Investment Officer and Director Director Chief Executive Officer and Chairman

Anthony D. Eisenberg	Tappan Street	Investing	Managing Member
	Palo Santo	Investing	Partner
	Atlantic Coastal Acquisition Corp.	Special Purpose Acquisition Company	Chief Strategy Officer and Director

Jason Chryssicas	BGC Partners, Inc.	Global Brokerage & Fintech	Head of Investor Relations

	Cantor Fitzgerald, L.P.	Financial Services	Head of Investor Relations

Burt Jordan	Atlantic Coastal Acquisition Corp.	Special Purpose Acquisition Company	President and Director

Joanna Lord	Reforge Inc.	Education	CMO
	Atlantic Coastal Acquisition Corp.	Special Purpose Acquisition Company	Director

Bryan Dove	CommerceHub	Logistics	CEO
	Travalyst	Travel	Chairman
	Atlantic Coastal Acquisition Corp.	Special Purpose Acquisition Company	Director

Iqbaljit Kahlon	Tomales Bay Capital Hive AI Dora Technologies	Investment Firm Software Company IT Software Company	Managing Partner Executive Chairman Director
	Atlantic Coastal Acquisition Corp.	Special Purpose Acquisition Company	Director

Darren Stanwood	Fields Texas Ltd. Holdings LLC	Investment Firm	Managing Member
	Baker Computer Services Inc.	Computer Equipment Repair	Chairman

Dominick J. Schiano	Evergreen Capital Partners LLC	Investment Advisory	President
	The Gores Group LL	Financial Services	Senior Advisor

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

Item 14. Principal Accountant Fees and Services.

The firm of Marcum LLP, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. During the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $81,000 and $41,200, respectively, for the services Marcum LLP performed in connection with our quarterly filings and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, our independent registered public accounting firms fees were approximately $32,000 and $0, respectively, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, our independent registered public accounting firms fees were approximately $4,000 for each year, for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, our independent registered public accounting firms fees were approximately $184,000 and $0, respectively, for services related to other services and permitted due diligence services related to potential business combination.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements. See the index to Financial Statements on page F-1.

(2)

Financial Statements Schedule. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Annual Report, are filed as part of, or are incorporated by reference into, this Annual Report.

(c)	Financial Statement Schedule. See Item 15(a)(1) above.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021)

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.2	Specimen Series A Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.3	Specimen Public Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.4	Public Warrant Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.5	Specimen Private Warrant Certificate (included in Exhibit 4.6) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.6	Private Warrant Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.7*	Description of Securities

10.1	Letter Agreement, dated January 13, 2022, among the Company and our officers, directors, and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.2	Promissory Note, dated October 25, 2021, issued to Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021)

10.3	Investment Management Trust Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.4	Registration Rights Agreement, dated January 13, 2022, among the Company, Atlantic Coastal Acquisition Management II LLC and certain securityholders of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.5	Securities Subscription Agreement, dated October 25, 2021, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021)

10.6	Private Placement Warrant Purchase Agreement, dated January 13, 2022, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.7	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

10.8	Expense Advancement Agreement, dated January 13, 2022, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

ATLANTIC COASTAL ACQUISITION CORP. II
INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements of Atlantic Coastal Acquisition Corp. II:	Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID No. 688)	F-2
BALANCE SHEETS	F-3
STATEMENTS OF OPERATIONS	F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021	F-5
STATEMENTS OF CASH FLOWS	F-6
NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Atlantic Coastal Acquisition Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Atlantic Coastal Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 19, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
March 31, 2023

ATLANTIC COASTAL ACQUISITION CORP. II
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$392,446	$—
Prepaid expenses	377,780	—

Total Current Assets	770,226	—
Deferred offering costs	—	361,372
Marketable securities held in Trust Account	309,790,455	—

TOTAL ASSETS	$310,560,681	$361,372

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,243,172	$1,793
Accrued offering costs	75,000	236,095
Income taxes payable	823,991	—
Promissory note – related party	—	100,277

Total current liabilities	2,142,163	338,165
Deferred underwriting fee payable	10,500,000	—

TOTAL LIABILITIES	12,642,163	338,165

Commitments (Note 6)
Series A common stock subject to possible redemption; 30,000,000 and no shares issued and outstanding at December 31, 2022 and 2021, respectively, at redemption value of $10.30 per share	309,097,930	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 30,000,000 and no shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	—	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,503,750 (1) shares issued and outstanding as of December 31, 2022 and 2021, respectively	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(11,180,162)	(1,793)

Total Shareholders’ (Deficit) Equity	(11,179,412)	23,207

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$310,560,681	$361,372

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

The accompanying notes are an integral part of these financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from May 20, 2021 (Inception) through December 31, 2021
Operation and formation costs	$2,050,410	$1,793

Loss from operations	(2,050,410)	(1,793)
Other income:
Interest income – bank	1,848	—
Interest earned on marketable securities held in Trust Account	4,121,971	—
Unrealized gain on marketable securities held in Trust Account	(362,500)	—

Total other income, net	3,761,319	—
Income (loss) before provision for income taxes	1,710,909	(1,793)
Provision for income taxes	(823,991)	—

Net income (loss)	$886,918	$(1,793)

Weighted average shares outstanding, Series A common stock	28,438,356	—

Basic and diluted net income (loss) per share, Series A common stock	$0.02	$—

Weighted average shares outstanding, Series B common stock	7,449,247	1,943,000
Basic and diluted net income (loss) per share, Series B common stock (1)	$0.02	$0.00

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

ATLANTIC COASTAL ACQUISITION CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance —May 20, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Series B common stock to Sponsor (1)	—	—	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	—	—	(1,793)	(1,793)

Balance—December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned Founder Shares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(12,065,287)	(33,896,988)
Net income	—	—	—	—	—	886,918	886,918

Balance—December 31, 2022	—		7,500,000	750	$—	$(11,180,162)	$(11,179,412)

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

The accompanying notes are an integral part of these financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from May 20, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$886,918	$(1,793)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on marketable securities held in Trust Account	(4,121,971)	—
Compensation expenses	362,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(377,780)	—
Accrued expenses	1,241,379	1,793
Income taxes payable	823,991	—

Net cash used in operating activities	(1,184,963)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(306,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	331,516	—

Net cash used in investing activities	(305,668,484)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,240,000	—
Proceeds from sale of Private Placement Warrants	13,850,000	—
Proceeds from promissory note – related party	49,262	—
Proceeds from issuance of promissory note to related party	—	100,277
Repayment of promissory note – related party	(149,539)	—
Payment of offering costs	(743,830)	(100,277)

Net cash provided by financing activities	307,245,893	—

Net Change in Cash	392,446	—
Cash – Beginning	—	—

Cash – Ending	$392,446	$—

Non-cash investing and financing activities:
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Series B common stock	$—	$25,000

Deferred offering costs included in accrued offering costs	$717,219	$236,095

Initial classification of Series A common stock subject to possible redemption	$309,097,930	$—

Deferred underwriting fee payable	$10,500,000	$—

The accompanying notes are an integral part of these financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $17,204,107, consisting of $5,760,000 of underwriting fees (net of $240,000 reimbursed by the underwriters), $10,500,000 of deferred underwriting fees, and $944,107 of other offering costs.
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
Going Concern
At December 31, 2022, the Company had $392,446 in its operating bank accounts and a working capital deficit of $679,412.
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
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40
“Presentation of Financial Statements—Going Concern,” the Company has until April 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to April 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023.

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly-traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. The Company had $392,446 in cash at December 31, 2022. The Company did not have any cash at December 31, 2021.
Marketable Securities Held in Trust Account
At December 31, 2022, all of the Company’s investments held in the Trust Account are United States Treasury Bills classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ACS Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.
There was no change to the remeasurement of carrying value to redemption value from December 31, 2021 to December 31, 2022, the Series A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988

Series A common stock subject to possible redemption	$309,097,930

Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are allocated based on the relative value of the Public and Private Warrants to the proceeds received from the Public Shares sold in the Initial Public Offering. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Warrants are charged to stockholder’s equity. As of January 19, 2022, offering costs in the aggregate of $17,204,107, of which an aggregate of $16,699,058 have been charged to temporary equity and an aggregate of $505,049 have been charged to stockholders’ equity.
As of December 31, 2022 and 2021, there were $0 and $361,372 of deferred offering costs recorded in the accompanying balance sheets respectively.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
T
he Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax b enefits will materially change over the next twelve month
s.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net income (loss) per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Year Ended December 31, 2022		For the Period from May 20, 2021 (Inception) Through December 31, 2021
	Series A	Series B	Series A	Series B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$702,819	$184,099	$—	$(1,793)
Denominator:
Basic and diluted weighted average shares outstanding	28,438,356	7,449,247	—	1,943,000
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$—	$(0.00)
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
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

NOTE 4 — PRIVATE PLACEMENT
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
NOTE 5 — RELATED PARTY TRANSACTIONS
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
On October 25, 2021, the Sponsor transferred 250,000 Founder Shares to five director nominees (50,000 shares to each director nominee) for no consideration, to serve in his or her capacity as an independent director of the Company. The Company assigned the number of shares of Series B common stock of the Company, par value $0.0001 per share. The transfer of the Founders Shares to five director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these directors are forfeited if their status as director is terminated for any reason prior to the date of the initial Business Combination and, as such, there has been no stock-based compensation expense recognized in the accompanying financial statements.
On December 1, 2021, the Company and Apeiron Investment Group Ltd. (“Apeiron”) entered into an Agreement to which Apeiron will serve as an advisor to the Company in connection with identifying one or more businesses with which the Company may effectuate its Initial Business Combination. As consideration for Apeiron’s willingness to provide the service set forth in the Agreement, the Sponsor shall pay or transfer to Apeiron (or its designee) on behalf of the Company a non-refundable
fee in the form of 50,000 shares of the Company’s Series B common stock (“Fee Shares”). The transfer of the Founder Shares to Apeiron is not directly related to or in connection with the Initial Public Offering and not within the scope of offering costs as defined in Note 2. The transfer of the Fee Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 Fee Shares granted to Apeiron was $362,500 or $7.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the closing date of the Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company recognized $362,500 in the operations as stock-based compensation expense as the Company determined that the performance condition has been met at the date of issuance/closing of the Initial Public Offering.

Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of December 31, 2022 and 2021, the Company has $0 and $100,277 outstanding under the Promissory Note, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (collectively and including the $1,750,000 future commitment, the “Working Capital Loans”). If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of December 31, 2022 and 2021.
NOTE 6 — COMMITMENTS
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

Advisors
On January 7, 2022, the Company and Farvahar Capital (“Farvahar”) entered into an agreement under which Farvahar served as an advisor to the Company in connection with the Initial Public Offering. Farvahar was engaged to represent the Company’s interests only and is independent of the underwriters. The underwriters reimbursed the Company for the fees payable to Farvahar in respect of the provision of such advisory services. The Company agreed to pay Farvahar a fee of 0.08% of the gross proceeds of the Initial Public Offering, including any exercise of the underwriters’ over-allotment option with respect to the Initial Public Offering or $240,000 in the aggregate. Farvahar did not act as an underwriter in connection with the Initial Public Offering; it did not identify or solicit potential investors in the Initial Public Offering. As of December 31, 2022, the Company received the reimbursement from the underwriters and paid Farvahar.
NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were no shares of Series A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 7,503,750 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, and 7,500,000 Series B common stock are issued and outstanding at December 31, 2022.
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
basis.
Warrants —
As of December 31, 2022 and 2021, there are 15,000,000 and no outstanding Public Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
As of December 31, 2022 and 2021, there are 13,850,000 and 0 Private Placement Warrants, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8—INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	$388,575	$—

Total deferred tax assets	388,575	—
Valuation allowance	(388,575)	—

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31,2021 consists of the following:

	December 31, 2022	For the Period from May 20, 2021 (inception) through December 31, 2021
Federal
Current	$823,991	$—
Deferred	(388,575)	—
State
Current	—	—
Deferred	—	—
Change in valuation allowance	388,575	—

Income tax provision	$823,991	$—

As of December 31, 2022 and 2021, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $388,575 and $0, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	For the Period from May 20, 2021 (inception) through December 31,
	2022	2021

Statutory federal income tax rate	21.00%	0.0%
State taxes, net of federal tax benefit	0.00%	0.0%
Meals & entertainment	4.45%	0.0%
Change in valuation allowance	22.71%	0.0%

Income tax provision	48.16%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
NOTE 9—FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$309,790,455
NOTE 10—SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	ATLANTIC COASTAL ACQUISITION CORP. II

	By:	/s/ Shahraab Ahmad
Name: Shahraab Ahmad
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shahraab Ahmad Shahraab Ahmad	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2023

/s/ Jason Chryssicas Jason Chryssicas	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Anthony D. Eisenberg Anthony D. Eisenberg	Director	March 31, 2023

/s/ Joanna Lord Joanna Lord	Director	March 31, 2023

/s/ Darren Stanwood Darren Stanwood	Director	March 31, 2023

/s/ Dominick J. Schiano Dominick J. Schiano	Director	March 31, 2023