Form 10-Q
period 2023-03-31
Atlantic Coastal Acquisition Corp. II
filed 2023-05-22
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-41224

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
the Exchange Act).    Yes  ☒    No  ☐
As of May 8, 2023, there were 10,935,691 shares of Series A common stock, $0.0001 par value and 1 share of Series B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$295,224	$392,446
Prepaid expenses	277,209	377,780

Total Current Assets	572,433	770,226
Deferred offering costs	—	—
Marketable securities held in Trust Account	313,074,997	309,790,455

TOTAL ASSETS	$313,647,430	$310,560,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,579,395	$1,243,172
Accrued offering costs	75,000	75,000
Income taxes payable	1,503,989	823,991

Total Current Liabilities	3,158,384	2,142,163
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	13,658,384	12,642,163
Commitments (Note 6)
Series A common stock subject to possible redemption; 30,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 at redemption value of $10.39 and $10.30 per share , respectively	311,652,474	309,097,930
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	750	750
Additional paid-in capital	—	—
Accumulated deficit	(11,664,178)	(11,180,162)

Total Stockholders’ Deficit	(11,663,428)	(11,179,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$313,647,430	$310,560,681

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operation and formation costs	$537,558	$493,537

Loss from operations	(537,558)	(493,537)
Other income (expense):
Interest income – bank	3,542	8
Interest earned on marketable securities held in Trust Account	3,284,542	121,891
Unrealized loss on marketable securities held in Trust Account	—	(291,686)
Compensation expense	—	(362,500)

Total other income (expense)	3,288,084	(532,287)
Income (loss) before provision for income taxes	2,750,526	(1,025,824)
Provision for income taxes	(679,998)	—

Net income (loss)	$2,070,528	$(1,025,824)

Weighted average shares outstanding, Series A common stock	30,000,000	23,666,667

Basic and diluted net income (loss) per share, Series A common stock	$0.06	$(0.03)

Weighted average shares outstanding, Series B common stock	7,500,000	7,294,167

Basic and diluted net income (loss) per share, Series B common stock	$0.06	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	7,500,000	750	$—	$(11,180,162)	$(11,179,412)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(2,554,544)	(2,554,544)
Net income	—	—	—	—	—	2,070,528	2,070,528

Balance — March 31, 2023	—	$—	7,500,000	$750	$—	$(11,664,178)	$(11,663,428)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance —December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned Founder Shares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(8,967,357)	(30,799,058)
Net loss	—	—	—	—	—	(1,025,824)	(1,025,824)

Balance —March 31, 2022	—	$—	7,500,000	$750	$—	$(9,994,974)	$(9,994,224)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,070,528	$(1,025,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,284,542)	(121,891)
Unrealized loss on marketable securities held in Trust Account	—	291,686
Compensation expenses	—	362,500
Changes in operating assets and liabilities:
Prepaid expenses	100,571	(735,039)
Accrued expenses	336,223	301,244
Income taxes payable	679,998	—

Net cash used in operating activities	(97,222)	(927,324)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(306,000,000)

Net cash used in investing activities	—	(306,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$294,240,000
Proceeds from sale of Private Placement Warrants	—	13,850,000
Proceeds from promissory note – related party	—	49,262
Repayment of promissory note – related party	—	(149,539)
Payment of offering costs	—	(731,830)

Net cash provided by financing activities	—	307,257,893

Net Change in Cash	(97,222)	330,569
Cash – Beginning of period	392,446	—

Cash – End of period	$295,224	$330,569

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$717,219

Initial classification of Series A common stock subject to possible redemption	$—	$306,000,000

Remeasurement of carrying value to redemption value	$2,554,544	$—

Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
MARCH 31, 2023
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
MARCH 31, 2023
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
Going Concern
At March 31, 2023, the Company had $295,224 in its operating bank accounts and a working capital deficit of $1,163,428.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40
“Presentation of Financial Statements—Going Concern,” the Company has until October 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to October 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2023.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on April 3, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company had $295,224 and $392,446 in cash at March 31, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, all of the Company’s investments held in the Trust Account are United States Treasury Bills classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidanc
e in ASC T
opic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.
As of March 31, 2023 and December 31, 2022, the Series A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988
Series A common stock subject to possible redemption, December 31, 2022	$309,097,930

Plus:
Remeasurement of carrying value to redemption value	2,554,544

Series A common stock subject to possible redemption, March 31, 2023	$311,652,474

Deferred Offering Costs
The Company complies with the requirement
s of the ASC

340-10-S99-1 and SEC S
taff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are allocated based on the relative value of the Public and Private Warrants to the proceeds received from the Public Shares sold in the Initial Public Offering. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Warrants are charged to stockholder’s equity. As of January 19, 2022, offering costs in the aggregate of $17,204,107, of which an aggregate of $16,699,058 have been charged to temporary equity and an aggregate of $505,049 have been charged to stockholders’ equity.
As of March 31, 2023 and December 31, 2022, there were no deferred offering costs recorded in the accompanying unaudited condensed balance sheets respectively.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 24.69% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
MARCH 31, 2023
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of March 31, 2023 and March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net income (loss) per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Series A	Series B	Series A	Series B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,656,422	$414,106	$(784,147)	$(241,677)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	23,666,667	7,294,167
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$(0.03)	(0.03)
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
with Conversion and Other Options
(Subtopic470-20)and
Derivatives and Hedging—Contracts in Entity’s Own
Equity(Subtopic 815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity”(“ASU 2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP.ASU 2020-06removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.
ASU 2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that
ASU 2020-06
would have on our financial position, results of operations or cash flows.
In June 2016, the FASB issued Accounting Standards Update (“ASU”)
2016-13
– Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”). This
update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2016-13
on January 1, 2023. The adoption of ASU
2016-13
did not have a material impact on its financial statements.
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
MARCH 31, 2023
(UNAUDITED)

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
Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, the Company has no outstanding under the Promissory Note, respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (collectively and including the $1,750,000 future commitment, the “Working Capital Loans”). If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of March 31, 2023 and December 31, 2022.
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
MARCH 31, 2023
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
Advisors
On January 7, 2022, the Company and Farvahar Capital (“Farvahar”) entered into an agreement under which Farvahar served as an advisor to the Company in connection with the Initial Public Offering. Farvahar was engaged to represent the Company’s interests only and is independent of the underwriters. The underwriters reimbursed the Company for the fees payable to Farvahar in respect of the provision of such advisory services. The Company agreed to pay Farvahar a fee of 0.08% of the gross proceeds of the Initial Public Offering, including any exercise of the underwriters’ over-allotment option with respect to the Initial Public Offeringor $240,000 in the aggregate. Farvahar did not act as an underwriter in connection with the Initial Public Offering; it did not identify or solicit potential investors in the Initial Public Offering. As of December 31, 2022, the Company received the reimbursement from the underwriters and paid Farvahar.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares of Series A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022, there were 7,500,000 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, and 7,500,000 Series B common stock are issued and outstanding at March 31, 2023 and December 31, 2022.
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
basis.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Warrants —
As of March 31, 2023 and December 31, 2022, there are 15,000,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Series A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Series A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Series A common stock upon exercise of a warrant unless Series A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
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
MARCH 31, 2023
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
As of March 31, 2023 and December 31, 2022, there are 13,850,000 Private Placement Warrants, The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$313,074,997

	December 31, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$309,790,455
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On or about April 4, 2023, the Company and Atlantic Coastal Acquisition Management II LLC (the “Sponsor”), entered into agreements
(“Non-Redemption
Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 3,300,900 shares
(“Non-Redeemed
Shares”) of the Company’s Series A common stock sold in its initial public offering (the “Public Shares”) at the special meeting called by the Company (the “Meeting”) to approve an extension of time for the Company to consummate an initial business combination (the “Charter Amendment Proposal”) from April 19, 2023 to October 19, 2023 (an “Extension”), subject to additional Extension(s) up to December 19, 2023 upon election by the Sponsor. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 825,225 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continued to hold such
Non-Redeemed
Shares through the Meeting.
On April 18, 2023, the company held the Meeting and as a result 26,564,308 shares of the Company’s Series A common stock were redeemed at approximately $10.40 per share.
On April 18, 2023, the Sponsor, the Company’s independent directors, and Apeiron Investment Group Ltd (collectively, the “Series B Holders”) voluntarily converted 7,499,999 shares of Series B Common Stock of the Company they held as of such date into 7,499,999 shares of Series A common stock of the Company (the “Conversion”) in accordance with the amended and restated certificate of incorporation, as amended. With respect to shares of Series A common stock that they received as result of the Conversion, the Series B Holders (i) agreed that they would not vote such stock until after the closing of a business combination and (ii) acknowledged that such stock would not be entitled to any distribution from the Company’s trust account. As a result of the Conversion and the results of the Meeting described above, the Company has an aggregate of 10,935,691 shares of Series A common stock outstanding and 1 share of Series B Common Stock (held by the Sponsor) outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $2,070,528 which consists of interest income from bank of $3,542 and interest earned marketable securities held in the Trust Account of $3,284,542, offset by operating and formation costs of $537,558 and provision for income taxes of $679,998.

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

Transaction costs amounted to $17,204,107 consisting of $5,760,000 of underwriting discount (net of $240,000 reimbursed by the underwriters), $10,500,000 of deferred underwriting fees, and $944,107 of other offering costs. We have agreed to pay a deferred underwriting fee to the underwriters upon the consummation of our Initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering or an aggregate of $10,500,000.

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

For the three months ended March 31, 2023, cash used in operating activities was $97,222. Net income of $2,070,528 was affected by interest earned on marketable securities held in the Trust Account of $3,284,542. Changes in operating assets and liabilities provided $1,116,792 of cash for operating activities.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $313,074,997 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2023, we had cash of $295,224. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements—Going Concern,” the Company has until October 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to October 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of March 31, 2023 and December 31, 2022, there were no deferred offering costs recorded in the accompanying condensed balance sheets, respectively.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period date while the warrants are outstanding. Based on our assessment of the guidance, our warrants meet the criteria for equity classification and are recorded within stockholders’ deficit.

Net Income (Loss) Per Common Share

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. In addition, we have identified the following additional risks:

The requirement that we complete our initial business combination within the time period prescribed by our amended and restated certificate of incorporation, as amended, may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within the time period prescribed by our amended and restated certificate of incorporation, as amended. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our founders, executive officers and directors have agreed that we must complete our initial business combination within the time period prescribed by our amended and restated certificate of incorporation, as amended. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak and effects of COVID-19 continue both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, you may be forced to sell your securities, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation, as amended (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period prescribed by our amended and restated certificate of incorporation, as amended or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate until such time as we complete our initial business combination, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for as long as it takes for us to consummate our initial business combination, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.

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

Our amended and restated certificate of incorporation, as amended, provides that we will continue in existence only until October 19, 2023 (or December 19, 2023 if certain conditions are met). As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our board of directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

The grant of registration rights to our founders, executive officers and directors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Series A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our founders, executive officers and directors, and their respective permitted transferees, can demand that we register for resale an aggregate of 7,500,000 founder shares (including shares that have been converted into Series A common stock) and 13,850,000 private placement warrants and the underlying securities.

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

Our amended and restated certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares of Series A common stock, par value $0.0001 per share, 10,000,000 shares of Series B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. On April 18, 2023, in connection with amendments to our amended and restated certificate of incorporation, our directors and officers who held founder shares agreed to convert their Series B common stock founder shares into Series A common stock on a one-for-one basis. Accordingly, as of May 8, 2023, there were 89,064,309 and 9,999,999 authorized but unissued shares of Series A common stock and Series B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the remaining Series B common stock. The remaining Series B common stock is automatically convertible into Series A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation, as amended. As of May 8, 2023, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Series A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Series A common stock to redeem the warrants or upon conversion of the Series B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation, as amended, as set forth therein. However, our amended and restated certificate of incorporation, as amended, provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation, as amended, to extend the time we have to consummate a business combination beyond the current timeframe included therein. These provisions of our amended and restated certificate of incorporation, as amended, like all provisions contained therein, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the Company;

•	may subordinate the rights of holders of Series A common stock if shares of preferred stock are issued with rights senior to those afforded to our Series A common stock;

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until October 19, 2023 (or December 19, 2023 if certain conditions are met), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

Although we believe that the amount included in our Trust Account will be sufficient to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, the election to be excused from its purchase obligations or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. In order to finance transaction costs in connection with an intended initial business combination, our sponsor has committed to provide us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements. Additional financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our required time frame.

Provisions in our amended and restated certificate of incorporation, as amended and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation, as amended, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of our board of directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In addition, the founder shares, only one of which is outstanding and held by our sponsor, will entitle the sponsor to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation, as amended, may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Sponsor, as the sole holder of our Series B Common Stock, will have the right to elect all of our directors prior to our initial business combination, which could delay the opportunity for our stockholders to elect directors.

Our sponsor, as the sole holder of the Series B Common Stock, has the exclusive right to elect all of our directors prior to our initial business combination. Accordingly, we do not expect to hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination. Our sponsor, as the sole holder of the Series B Common Stock, will also have the exclusive right to vote on the removal of directors prior to our initial business combination.

Our management team and our sponsor may make a profit on any initial business combination, even if any public stockholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public stockholders.

Like most SPACs, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor, with the economic interests of our public stockholders. Upon the closing of our initial offering, our sponsor invested in us an aggregate of $13,875,000, comprised of the $25,000 purchase price for the founder shares and the $13,850,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 7,500,000 founder shares owned by our sponsor and our officers and directors would have an aggregate implied value of $75,000,000. Even if the trading price of our common stock was as low as $1.85 per share and the private placement warrants were worthless, the value of the founder shares (including founder shares that have been converted into Series A common stock) would be approximately equal to the sponsor’s aggregate initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

Certain provisions of our amended and restated certificate of incorporation, as amended that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock entitled to vote, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation, as amended and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation, as amended provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. Prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our amended and restated certificate of incorporation, as amended.

Our sponsor, as the sole holder of our Series B common stock, will control the election of our board of directors until consummation of our initial business combination and holds a substantial interest in us. As a result, our sponsor can elect all of our directors prior to the consummation of our initial business combination.

Our founders, executive officers and directors own approximately 20% of the issued and outstanding shares of our common stock. In addition, the founder shares, only one of which is outstanding and held by our sponsor, will entitle our sponsor to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation, as amended may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

ATLANTIC COASTAL ACQUISITION CORP. II

Date: May 22, 2023	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)