Form 10-Q
period 2023-06-30
Atlantic Coastal Acquisition Corp. II
filed 2023-08-22
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023

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
the Exchange Act).    Yes  ☒    No  ☐
As of Augus
t 21, 2
023, there were 10,935,691 shares of Series A common stock, $0.0001 par value and 1 share of Series B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash (1)	$2,227,712	$392,446
Prepaid expenses	217,623	377,780

Total Current Assets	2,445,335	770,226
Marketable securities held in Trust Account	35,997,814	309,790,455

TOTAL ASSETS	$38,443,149	$310,560,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,796,128	$1,243,172
Excise tax payable	2,764,714	—
Accrued offering costs	5,000	75,000
Income taxes payable	1,821,632	823,991

Total Current Liabilities	6,387,474	2,142,163
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	16,887,474	12,642,163

Commitments (Note 6)
Series A common stock subject to possible redemption; 3,435,692 and 30,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 at redemption value of $10.58 and $10.30 per share, respectively	36,361,717	309,097,930
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,499,999 and none issued outstanding (excluding 3,435,692 and 30,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	749	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 7,500,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	750
Additional paid-in capital	—	—
Accumulated deficit	(14,806,792)	(11,180,162)

Total Stockholders’ Deficit	(14,806,042)	(11,179,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,443,149	$310,560,681

(1)	As of June 30, 2023, $363,903 of the $2,227,712 cash balance is classified as restricted cash to be utilized for tax payments only.
The
accompanying notes are an integral p
ar
t of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operation and formation costs	$420,341	$434,432	$957,899	$927,969

Loss from operations	(420,341)	(434,432)	(957,899)	(927,969)
Other income (expense):
Interest income – bank	14,241	90	17,783	98
Interest earned on marketable securities held in Trust Account	1,526,546	(3,928)	4,811,088	117,963
Unrealized loss on marketable securities held in Trust Account	—	247,770	—	(43,916)
Compensation expense	—	—	—	(362,500)

Total other income (expense), net	1,540,787	243,932	4,828,871	(288,355)
Income (Loss) before provision for income taxes	1,120,446	(190,500)	3,870,972	(1,216,324)
Provision for income taxes	(317,643)	(6,419)	(997,641)	(6,419)

Net income (loss)	$802,803	$(196,919)	$2,873,331	$(1,222,743)

Weighted average shares outstanding, Series A common stock	14,706,653	30,000,000	22,311,080	26,850,829

Basic and diluted net income (loss) per share, Series A common stock	$0.05	$(0.01)	$0.11	$(0.04)

Weighted average shares outstanding, Series B common stock	1,483,517	7,500,000	4,475,139	7,397,652

Basic and diluted net income (loss) per share, Series B common stock	$0.05	$(0.01)	$0.11	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	7,500,000	750	$—	$(11,180,162)	$(11,179,412)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(2,554,544)	(2,554,544)
Net income	—	—	—	—	—	2,070,528	2,070,528

Balance — March 31, 2023	—	—	7,500,000	750	—	(11,664,178)	(11,663,428)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(1,180,703)	(1,180,703)
Stockholder non-redemption agreement	—	—	—	—	1,378,126	—	1,388,563
Stockholder non-redemption agreement	—	—	—	—	(1,378,126)	—	(1,388,563)
Excise tax	—	—	—	—	—	(2,764,714)	(2,764,714)
Conversion of Series Class B shares to Series Class A Non-redeemable shares	7,499,999	749	(7,499,999)	(749)	—	—	—
Net income	—	—	—	—	—	802,803	802,803

Balance — June 30, 2023	7,499,999	$749	1	$1	$—	$(14,806,792)	$(14,806,042)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance —December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned Founder Shares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(8,967,357)	(30,799,058)
Net loss	—	—	—	—	—	(1,025,824)	(1,025,824)

Balance —March 31, 2022	—	—	7,500,000	750	—	(9,994,974)	(9,994,224)
Net loss	—	—	—	—	—	(196,919)	(196,919)

Balance —June 30, 2022	—	$—	7,500,000	$750	$—	$(10,191,893)	$(10,191,143)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,873,331	$(1,222,743)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,811,088)	(117,963)
Unrealized loss on marketable securities held in Trust Account	—	43,916
Compensation expenses	—	362,500
Changes in operating assets and liabilities:
Prepaid expenses	160,157	(609,959)
Accrued expenses	552,956	574,965
Income taxes payable	997,641	6,419

Net cash used in operating activities	(227,003)	(962,865)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(306,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	2,132,269	—
Cash withdrawn from Trust Account in connection with redemption	276,471,460	—

Net cash provided by (used in) investing activities	278,603,729	(306,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$294,240,000
Proceeds from sale of Private Placement Warrants	—	13,850,000
Proceeds from promissory note – related party	—	49,262
Repayment of promissory note – related party	—	(149,539)
Payment of offering costs	(70,000)	(731,830)
Redemption of common stock	(276,471,460)	—

Net cash (used in) provided by financing activities	(276,541,460)	307,257,893

Net Change in Cash	1,835,266	295,028
Cash – Beginning of period	392,446	—

Cash – End of period	$2,227,712	$295,028

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$717,219

Initial classification of Series A common stock subject to possible redemption	$—	$306,000,000

Remeasurement of carrying value to redemption value	$3,735,247	$—

Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2023
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
JUNE 30, 2023
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
The Company had 15 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter, redeem the Public Shares, at
a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
On April 18, 2023, the company held the Meeting and as a result 26,564,308 shares of the Company’s Series A common stock were redeemed at approximately $10.41 per share.
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
Going Concern
At June 30, 2023, the Company had $2,227,712 in its operating bank accounts which consisted of $363,903 classified as restricted cash to be utilized for tax payments only,
and
a working capital deficit of $3,942,139.
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
JUNE 30, 2023
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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
On April 18, 2023, the Company’s stockholders redeemed 26,564,308

Series
 Class A shares for a total of $276,471,460. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2023, the Company recorded $2,764,714 of excise tax liability calculated as 1% of shares redeemed.
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
as filed with the SEC on April 3, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company had $2,227,712 and $392,446 in cash at June 30, 2023 and December 31, 2022, respectively.

As of June 30, $363,903 of the operating cash balance was classified as restricted cash to be utilized for tax payments only.
Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, all of the Company’s investments held in the Trust Account are United States Treasury Bills classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the Series A common stock reflected in the balance sheet are reconciled in
the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988

Series A common stock subject to possible redemption, December 31, 2022	$309,097,930
Less;
Redemption	(276,471,460)
Plus:
Remeasurement of carrying value to redemption value	3,735,247

Series A common stock subject to possible redemption, June 30, 2023	$36,361,717

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
As of June 30, 2023 and December 31, 2022, there were no deferred offering costs recorded in the accompanying unaudited condensed balance sheets respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 28.35% and
(3.37%
)
for the three months ended June 30, 2023 and 2022, respectively, and 25.77% and
(0.53%
)
for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
JUNE 30, 2023
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net income (loss) per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Series A	Series B	Series A	Series B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$729,242	$73,561	$(157,535)	$(39,384)
Denominator:
Basic and diluted weighted average shares outstanding	14,706,653	1,483,517	30,000,000	7,500,000
Basic and diluted net income (loss) per common stock	$0.05	$0.05	$(0.01)	(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Series A	Series B	Series A	Series B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,393,287	$480,044	$(958,631)	$(264,112)
Denominator:
Basic and diluted weighted average shares outstanding	22,311,080	4,475,139	26,850,829	7,397,652
Basic and diluted net income (loss) per common stock	$0.11	$0.11	$(0.04)	(0.04)
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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
“Debt—Debt with Conversion and Other Options (Sub topic
470-20)
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
JUNE 30, 2023
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
Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, the Company has no
outstanding balance under the Promissory Note, respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (collectively and including the $1,750,000 future commitment, the “Working Capital Loans”). If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of June 30, 2023 and December 31, 2022.
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
JUNE 30, 2023
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
Non-Redemption
Agreement
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
Shares through the Meeting.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 7,499,999 and no shares of Series A common stock issued and outstanding, excluding 3,435,692 and 30,000,000 shares subject to possible redemption, respectively.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022, there were 7,500,000 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, 1 and 7,500,000 Series B common stock are issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
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
basis.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Warrants —
As of June 30, 2023 and December 31, 2022, there are 15,000,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2023
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
As of June 30, 2023 and December 31, 2022, there are 13,850,000 Private Placement Warrants, The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$35,997,814

	December 31, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$309,790,455
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $802,803 which consists of interest income from bank of $14,241 and interest earned marketable securities held in the Trust Account of $1,526,546, offset by operating and formation costs of $420,341 and provision for income taxes of $317,643.

For the three months ended June 30, 2022, we had a net loss of $196,919 which consists of operating and formation costs of $434,432 and a loss on the marketable securities held in the Trust Account of $3,928, offset by interest income from bank of $90 and an unrealized gain on marketable securities held in our Trust Account of $247,770.

For the six months ended June 30, 2023, we had a net income of $2,873,331 which consists of interest income from bank of $17,783 and interest earned marketable securities held in the Trust Account of $4,811,088, offset by operating and formation costs of $957,899 and provision for income taxes of $997,641.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of Private Placement Warrants, a total of $306,000,000 was placed in the Trust Account. We incurred $17,204,107 in Initial Public Offering related costs, including $5,760,000 of underwriting fees and $944,107 of other costs. On April 18, 2023, the company held the Meeting and as a result 26,564,308 shares of the Company’s Series A common stock were redeemed at approximately $10.41 per share.

For the six months ended June 30, 2023, cash used in operating activities was $227,003. Net income of $2,873,331 was affected by interest earned on marketable securities held in the Trust Account of $4,811,088. Changes in operating assets and liabilities provided $1,710,754 of cash for operating activities.

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

As of June 30, 2023, we had marketable securities held in the Trust Account of $35,997,814 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn an amount of $278,935,245 which consists of $276,471,460 attributable to redemptions within 2023 and $2,463,785 attributable to withdrawals to pay tax obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income and excise taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $2,227,712 which consisted of $363,903 classified as restricted cash to be utilized for tax payments only. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our amended and restated certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares of Series A common stock, par value $0.0001 per share, 10,000,000 shares of Series B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. On April 18, 2023, in connection with amendments to our amended and restated certificate of incorporation, our directors and officers who held founder shares agreed to convert their Series B common stock founder shares into Series A common stock on a one-for-one basis. Accordingly, as of August 21, 2023, there were 89,064,309 and 9,999,999 authorized but unissued shares of Series A common stock and Series B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the remaining Series B common stock. The remaining Series B common stock is automatically convertible into Series A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation, as amended. As of August 21, 2023, there were no shares of preferred stock issued and outstanding.

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

Like most SPACs, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor, with the economic interests of our public stockholders. Upon the closing of our initial offering, our sponsor invested in us an aggregate of $13,875,000, comprised of the $25,000 purchase price for the founder shares and the $13,850,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 7,500,000 founder shares owned by our sponsor and our officers and directors would have an aggregate implied value of $75,000,000. Even if the trading price of our common stock was as low as $1.85 per share and the private placement warrants were worthless, the value of the founder shares (including founder shares that have been converted into Series A common stock) would be approximately equal to the sponsor’s aggregate initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equity holders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

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

ATLANTIC COASTAL ACQUISITION CORP. II

Date: August 22, 2023	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2023	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)