Form 10-Q
period 2023-09-30
Atlantic Coastal Acquisition Corp. II
filed 2023-12-15
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023

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
As of December 14, 2023, there were
10,935,691
shares of Series A common stock, $0.0001 par value and 1 share of Series B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivilents	$948,153	$392,446
Prepaid expenses	105,635	377,780

Total Current Assets	1,053,788	770,226
Marketable securities held in Trust Account	36,466,121	309,790,455

TOTAL ASSETS	$37,519,909	$310,560,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$715,146	$1,243,172
Excise tax payable	2,764,714	—
Accrued offering costs	5,000	75,000
Income taxes payable	2,024,004	823,991

Total Current Liabilities	5,508,864	2,142,163
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	16,008,864	12,642,163

Commitments (Note 6)
Series A common stock subject to possible redemption; 3,435,692 and 30,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 at redemption value of $10.64 and $10.30 per share, respectively	36,569,273	309,097,930
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,499,999 and none issued outstanding (excluding 3,435,692 and 30,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	749	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 7,500,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	750
Additional paid-in capital	—	—
Accumulated deficit	(15,058,978)	(11,180,162)

Total Stockholders’ Deficit	(15,058,228)	(11,179,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,519,909	$310,560,681

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operation and formation costs	$315,247	$533,796	$1,273,146	$1,461,765

Loss from operations	(315,247)	(533,796)	(1,273,146)	(1,461,765)
Other income (expense):
Interest income – bank	25,961	824	43,744	922
Interest earned on marketable securities held in Trust Account	468,307	1,428,511	5,279,395	1,546,474
Interest and penalties on tax obligations	(127,646)	—	(127,646)	—
Unrealized gain on marketable securities held in Trust Account	—	43,916	—	—
Compensation expense	—	—	—	(362,500)

Total other income, net	366,622	1,473,251	5,195,493	1,184,896
Income (Loss) before provision for income taxes	51,375	939,455	3,922,347	(276,869)
Provision for income taxes	(96,005)	(287,034)	(1,093,646)	(293,453)

Net income (loss)	$(44,630)	$652,421	$2,828,701	$(570,322)

Weighted average shares outstanding, Series A common stock	10,935,691	30,000,000	18,477,615	27,912,088

Basic and diluted net income (loss) per share, Series A common stock	$(0.00)	$0.02	$0.13	$(0.02)

Weighted average shares outstanding, Series B common stock	1	7,500,000	2,967,034	7,432,143

Basic and diluted net income (loss) per share, Series B common stock	$—	$0.02	$0.13	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	7,500,000	$750	$—	$(11,180,162)	$(11,179,412)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(2,554,544)	(2,554,544)
Net income	—	—	—	—	—	2,070,528	2,070,528

Balance — March 31, 2023	—	—	7,500,000	750	—	(11,664,178)	(11,663,428)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(1,180,703)	(1,180,703)
Stockholder non-redemption agreement	—	—	—	—	1,378,126	—	1,378,126
Stockholder non-redemption agreement	—	—	—	—	(1,378,126)	—	(1,378,126)
Excise tax	—	—	—	—	—	(2,764,714)	(2,764,714)
Conversion of Series Class B shares to Series Class A Non-redeemable shares	7,499,999	749	(7,499,999)	(749)	—	—	—
Net income	—	—	—	—	—	802,803	802,803

Balance — June 30, 2023	7,499,999	749	1	1	—	(14,806,792)	(14,806,042)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(207,556)	(207,556)
Net income	—	—	—	—	—	(44,630)	(44,630)

Balance — September 30, 2023	7,499,999	$749	1	$1	$—	$(15,058,978)	$(15,058,228)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned Founder Shares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(8,967,357)	(30,799,058)
Net loss	—	—	—	—	—	(1,025,824)	(1,025,824)

Balance — March 31, 2022	—	—	7,500,000	750	—	(9,994,974)	(9,994,224)
Net loss	—	—	—	—	—	(196,919)	(196,919)

Balance — June 30, 2022	—	—	7,500,000	750	—	(10,191,893)	(10,191,143)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(1,103,021)	(1,103,021)
Net income	—	—	—	—	—	652,421	652,421

Balance — September 30, 2022	—	—	7,500,000	$750	$—	$(10,642,493)	$(10,641,743)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,828,701	$(570,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,279,395)	(1,546,474)
Unrealized loss on marketable securities held in Trust Account	—	—
Compensation expenses	—	362,500
Changes in operating assets and liabilities:
Prepaid expenses	272,145	(489,935)
Accrued expenses	(528,026)	893,916
Income taxes payable	1,200,013	293,453

Net cash used in operating activities	(1,506,562)	(1,056,862)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(306,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	2,132,269	—
Cash withdrawn from Trust Account in connection with redemption	276,471,460	—

Net cash provided by (used in) investing activities	278,603,729	(306,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$294,240,000
Proceeds from sale of Private Placement Warrants	—	13,850,000
Proceeds from promissory note – related party	—	49,262
Repayment of promissory note – related party	—	(149,539)
Payment of offering costs	(70,000)	(743,830)
Redemption of common stock	(276,471,460)	—

Net cash (used in) provided by financing activities	(276,541,460)	307,245,893

Net Change in Cash	555,707	189,031
Cash – Beginning of period	392,446	—

Cash – End of period	$948,153	$189,031

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$717,219

Initial classification of Series A common stock subject to possible redemption	$—	$307,103,021

Remeasurement of carrying value to redemption value	$3,942,803	$—

Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on or prior to the
24-month
anniversary of the effective date of our registration statement relating to the Initial Public Offering, we will instruct the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Currently, all funds in the Trust Account are held in U.S. government securities or money market funds. The longer the funds in the Trust Account are held in such U.S. government securities or money market funds, the greater the risk that the Company will be deemed to be an unregistered investment company under the Investment Company Act.
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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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
On October 14, 2023 and November 14, 2023, the Company issued non-interest bearing, unsecured promissory notes in the aggregate principal amount of
$80,000
, respectively, (the “Notes”) to the Sponsor. The
$80,000
was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a business combination. Upon the closing of a business combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Notes into Series A common stock of the Company at a price equal to
$10.20
per share. In the event that the Company does not complete a business combination, the amounts loaned under the Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven.
On October 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Business Combination Period from October 19, 2023 to November 19, 2023.
On November 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Business Combination Period from November 19, 2023 to December 19, 2023.
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
Going Concern
At September 30, 2023, the Company had $948,153 in its
op
erating bank accounts and a working capital deficit of $4,455,076.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)
Topic205-40“Presentation
of Financial Statements—Going Concern,” the Company has until December 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to December 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 19, 2023.
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
The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel-Hamas war, and related sanctions, on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
On April 18, 2023, the Company’s stockholders redeemed 26,564,308 Series Class A shares for a total of $276,471,460. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $2,764,714 of excise tax liability calculated as 1% of shares redeemed.
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-Kas
filed with the SEC on April 3, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. The Company had $948,153 and $392,446 in cash at September 30, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Account
At September 30, 2023 and December 31, 2022, all of the Company’s investments held in the Trust Account are invested in money market funds invested primarily in United States Treasuries and are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
As of September 30, 2023, the Company had spent approximately $1,500,000 of cash for operating expenses with funds related to amounts previously withdrawn from the trust account to pay tax obligations.
On December 8, 2023 and December 11, 2023, the Sponsor advanced the Company $10,000 and $1,630,000, respectively, to fund the account for the funds used in operations.
To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on or prior to the
24-month
anniversary of the effective date of our registration statement relating to the Initial Public Offering, we will instruct the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Currently, all funds in the Trust Account are held in U.S. government securities or money market funds. The longer the funds in the Trust Account are held in such U.S. government securities or money market funds, the greater the risk that we will be deemed to be an unregistered investment company under the Investment Company Act.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2023 and December 31, 2022, the Series A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988

Series A common stock subject to possible redemption, December 31, 2022	$309,097,930
Less:
Redemption	(276,471,460)
Plus:
Remeasurement of carrying value to redemption value	3,942,803

Series A common stock subject to possible redemption, September 30, 2023	$36,569,273

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

As of September 30, 2023 and December 31, 2022, there were no deferred offering costs recorded in the accompanying condensed balance sheets respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 186.87% and 30.55% for the three months ended September 30, 2023 and 2022, respectively, and 27.88% and (105.99)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets
, penalties and interest, and non deductible M&A expenses
.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
SEPTEMBER 30, 2023
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net income (loss) per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Series A	Series B	Series A	Series B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(44,630)	$—	$521,937	$130,484
Denominator:
Basic and diluted weighted average shares outstanding	10,935,691	1	30,000,000	7,500,000
Basic and diluted net (loss) income per common stock	$(0.00)	$—	$0.02	0.02

	For the Nine Months Ended September 30,
	2023		2022
	Series A	Series B	Series A	Series B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,437,328	$391,373	$(450,395)	$(119,927)
Denominator:
Basic and diluted weighted average shares outstanding	18,477,615	2,967,034	27,912,088	7,432,143
Basic and diluted net income (loss) per common stock	$0.13	$0.13	$(0.02)	(0.02)
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
SEPTEMBER 30, 2023
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
In June 2016, the FASB issued Accounting Standards Update (“ASU”)
2016-13–
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
SEPTEMBER 30, 2023
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
Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, the Company has no outstanding balance under the Promissory Note, respectively.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us additional funds as may be required. If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of September 30, 2023 and December 31, 2022.
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
SEPTEMBER 30, 2023
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
Non-Redemption
Agreement
On or about April 4, 2023, the Company and Atlantic Coastal Acquisition Management II LLC (the “Sponsor”), entered into agreements(“Non-Redemption
Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 3,300,900 shares(“Non-Redeemed
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
Shares through the Meeting.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 7,499,999 and no shares of Series A common stock issued and outstanding, excluding 3,435,692 and 30,000,000 shares subject to possible redemption, respectively.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022, there were 7,500,000 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, 1 and 7,500,000 Series B common stock are issued and outstanding at September 30, 2023 and December 31, 2022, respectively.
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
basis.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)
Warrants —
As of September 30, 2023 and December 31, 2022, there are 15,000,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2023
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
As of September 30, 2023 and December 31, 2022, there are 13,850,000 Private Placement Warrants, The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$36,466,121

	December 31, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$309,790,455
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subs
e
quent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On October 14, 2023 and November 14, 2023, the Company issued non-interest bearing, unsecured promissory notes in the aggregate principal amount of
$80,000
, respectively, (the “Notes”) to the Sponsor. The
$80,000
was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a business combination. Upon the closing of a business combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Notes into Series A common stock of the Company at a price equal to
$10.20
per share. In the event that the Company does not complete a business combination, the amounts loaned under the Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven.
On October 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Business Combination Period from October 19, 2023 to November 19, 2023.
On November 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Business Combination Period from November 19, 2023 to December 19, 2023.
On D
ecember
8, 2023 and December 11, 2023, the Sponsor advanced the Company $10,000 and $1,630,000, respectively, to fund the account for the funds used in operations.
On December 11, 2023, the Company made income tax payments for the tax year of 2022 and estimated income tax for the 2023 tax year in the amount of $881,627 and $918,000, respectively.
On December 11, 2023, the Company filed its 2022 federal income tax return.
On December 11, 2023, the Company, Abpro Merger Sub Corp., a Delaware corporation, and Abpro Corporation, a Delaware corporation, entered into a business combination agreement (the “Business Combination Agreement”). Please see the Form 8-K filed on December 12, 2023 for more information on the terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination provisions and other terms relating to the
Merger.
On December 15, 2023, the Company held a special meeting of stockholders to propose an amendment to the Company’s amended and restated certificate of incorporation that extends the business combination period from December 19, 2023 to September 19, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $44,630 which consists operating and formation costs of $315,247, interest and penalties on tax obligations of $127,646 and provision for income taxes of $96,005, partially offset by interest income from bank of $25,961 and interest earned on marketable securities held in the Trust Account of $468,307.

For the three months ended September 30, 2022, we had a net income of $652,421 which consists of interest income from bank of $824 and an unrealized gain on marketable securities held in our Trust Account of $43,916 and interest earned on marketable securities held in the Trust Account of $1,428,511, partially offset by operating and formation costs of $533,796 and provision for income taxes of $287,034.

For the nine months ended September 30, 2023, we had a net income of $2,828,701 which consists of interest earned on marketable securities held in the Trust Account of $5,279,395 and interest income from bank of $43,744, partially offset by operating and formation costs of $1,273,146, provision for income taxes of $1,093,646 and interest and penalties on tax obligation of $127,646.

For the nine months ended September 30, 2022, we had a net loss of $570,322 which consists of operating and formation costs of $1,461,765, compensation expenses of $362,500 and provision for income taxes of $293,453, partially offset by interest income from bank of $922 and interest earned on marketable securities held in the Trust Account of $1,546,474.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,506,562. Net income of $2,828,701 was affected by interest earned on marketable securities held in the Trust Account of $5,279,395. Changes in operating assets and liabilities provided $944,132 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $1,056,862. Net loss of $570,322 was affected by interest earned on marketable securities held in the Trust Account of $1,546,474 and compensation expenses of $362,500. Changes in operating assets and liabilities used $697,434 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $36,466,121 consisting of money market funds invested primarily in United States Treasuries. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn an amount of $278,935,245 which consists of $276,471,460 attributable to redemptions within 2023 and $2,463,785 attributable to withdrawals to pay tax obligations.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on or prior to the 24-month anniversary of the effective date of our registration statement relating to the Initial Public Offering, we will instruct the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Currently, all funds in the Trust Account are held in U.S. government securities or money market funds. The longer the funds in the Trust Account are held in such U.S. government securities or money market funds, the greater the risk that we will be deemed to be an unregistered investment company under the Investment Company Act.

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

As of September 30, 2023, we had cash of $948,153. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On October 14, 2023 and November 14, 2023, the Company issued non-interest bearing, unsecured promissory notes in the aggregate principal amount of $80,000, respectively, (the “Notes”) to the Sponsor. The $80,000 was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a business combination. Upon the closing of a business combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a business combination, the amounts loaned under the Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven.

On October 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Business Combination Period from October 19, 2023 to November 19, 2023.

On November 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Business Combination Period from November 19, 2023 to December 19, 2023.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements—Going Concern,” the Company has until December 19, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 19, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to December 19, 2023, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023 due to the Company not filing timely tax returns and utilizing cash withdrawn from the trust account for tax obligations for operating purposes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. In addition, we have identified the following additional risks:

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on or prior to the 24-month anniversary of the effective date of our registration statement relating to our initial public offering, we will instruct the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of the consummation of our business combination or liquidation. As a result, we will likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Currently, all funds in the Trust Account are held in U.S. government securities or money market funds. The longer the funds in the Trust Account are held in such U.S. government securities or money market funds, the greater the risk that the Company will be deemed to be an unregistered investment company under the Investment Company Act.

The funds in the Trust Account are held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on or prior to the 24-month anniversary of the effective date of our registration statement relating to the initial public offering, we intend to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in a bank demand deposit account until the earlier of the consummation of our initial business combination or liquidation of the Company. We will likely receive minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in a bank demand deposit account would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Currently, all funds in the Trust Account are held in U.S. government securities or money market funds. The longer the funds in the Trust Account are held in such U.S. government securities or money market funds, the greater the risk that the Company will be deemed to be an unregistered investment company under the Investment Company Act.

We have identified ineffective disclosure controls and procedures that, if unsuccessfully remediated, could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the Company not filing timely tax returns and utilizing cash withdrawn from the Trust Account for tax obligations for operating purposes. Failure to achieve and maintain effective disclosure controls and procedures could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future. Any material weaknesses or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and listing standards or cause our financial statements to contain material misstatements which could negatively affect market price and trading liquidity of our common stock.

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

ATLANTIC COASTAL ACQUISITION CORP. II

Date: December 15, 2023	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2023	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)