Form 10-K
period 2023-12-31
Atlantic Coastal Acquisition Corp. II
filed 2024-03-29
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
of the Act). Yes ☒ No ☐
The registrant’s units began trading on the Nasdaq Global Market on January 14, 2022 and the registrant’s shares of Series A common stock and warrants began trading on the Nasdaq Global Market on March 7, 2022. The aggregate market value of the registrant’s voting and no
n-voting
stock, other than the shares held by persons who may be deemed affiliates of the registrant, based on the closing sale price of the registrant’s Series A common stock on March 28, 2024, as reported on the Nasdaq Global Market, was approximatel
y $
10.72
. T
he determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March
28
, 2024, there were 8,167,390 shares of Series A common stock, par value $0.0001 per share, and one
share of Series B common stock, par value $0.0001 per share of the registrant issued and outstanding.

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

Unless otherwise stated in this Annual Report or the context otherwise requires, references in this Annual Report to:

“ACAB” “we,” “us” or “our company” are to Atlantic Coastal Acquisition Corp. II.

“ACAB IPO” are to the initial public offering by ACAB, which closed on January 19, 2022;

“Abpro” are to Abpro Corporation, a Delaware corporation.

“Business Combination Agreement” are to the Business Combination Agreement, dated as of December 11, 2023, by and among ACAB, Merger Sub and Abpro, as amended;

“common stock” are to our shares of Series A common stock and our shares of Series B common stock;

“Completion Window” are to the period following the completion of the ACAB IPO at the end of which, if ACAB has not completed its initial business combination, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to ACAB to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of ACAB’s remaining stockholders and the ACAB Board, dissolve and liquidate, subject to ACAB’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On December 15, 2023, the stockholders of ACAB approved the proposal to extend the Completion Window to March 19, 2024 and further provide that the ACAB Board may, without another stockholder vote, further extend the Completion Window on a monthly basis up to six times by an additional one month each time thereafter by resolution of the ACAB Board, if requested by the Sponsor, until September 19, 2024, subject in each case to certain advance notice requirements.

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

“Initial Stockholders” are to the Sponsor, Apeiron Investment Group and certain directors of ACAB who hold founder shares as of the date of the Registration Statement (as defined herein);

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

“Nasdaq” are to the Nasdaq Stock Market;

“Post-Combination Company” are to ACAB following the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement;

“PIPE Investors” are to certain investors who will enter into subscription agreements with ACAB pursuant to which, among other things, such investors will agree to subscribe and purchase, and ACAB will agree to issue and sell to such investors, a number of shares of Series A common stock as set forth in each applicable subscription agreement in exchange for an aggregate purchase price to be determined on the terms and subject to the conditions set forth therein.

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

Past performance by our management team or Atlantic Coastal Acquisition Corp. (“ACA I”) (which is a separate, blank-check company) may not be indicative of future performance of an investment in our company.

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

As a result of the additional funds that could be available to public stockholders upon redemption of public shares, public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at the time of such issuance.

We may not be able to consummate our initial business combination within the required time period (subject to any extensions, as described in more detail herein), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

You will not be entitled to certain protections normally afforded to investors of many other blank check companies.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may ultimately consummate our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

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

Introduction

We are a blank check company incorporated in May 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. Prior to executing the Business Combination Agreement (as defined below), our efforts were limited to organizational activities, completion of our initial public offering and evaluation of possible business combination targets. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Company History

In October 2021, the Sponsor purchased 7,187,500 shares of Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Due to the underwriters’ election to partially exercise their overallotment option (discussed below), 3,750 shares were forfeited. In October 2021, the Sponsor transferred 50,000 Founder Shares to each of Ms. Lord, Mr. Kahlon, Mr. Stanwood, Mr. Dove and Mr. Schiano in compensation for their services as independent directors of ours. In January 2022, we effectuated a 1.044-for-1 stock split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent approximately 20% of the outstanding shares of common stock upon completion of the ACAB IPO.

On January 19, 2022, we consummated the ACAB IPO of 30,000,000 units (inclusive of the over-allotment units described below), with each unit consisting of one share of Series A common stock and one-half of one public warrant. Each whole public warrant entitles the holder thereof to purchase one share of Series A common stock at a price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $300,000,000. On the date of the ACAB IPO, the underwriters purchased 3,900,000 units (the “over-allotment units”) pursuant to their partial exercise of the over-allotment option, generating gross proceeds of $39,000,000.

Simultaneous with the consummation of the ACAB IPO, we consummated the private placement of an aggregate of 13,850,000 private placement warrants to the Sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $13,850,000. Each whole private placement warrant entitles the holder thereof to purchase one share of Series A common stock at a price of $11.50 per share, subject to certain adjustments. Of the gross proceeds received from the ACAB IPO and the private placement warrants, $306,000,000 was placed in the trust account (the “trust account”).

On March 4, 2022, we announced that, commencing March 7, 2022, holders of the units may elect to separately trade the shares of Series A common stock and the warrants included in the units. Those units not separated continued to trade on Nasdaq under the symbol “ACABU” and the shares of Series A common stock and warrants that were separated trade under the symbols “ACAB” and “ACABW,” respectively. No fractional warrants were issued upon separation of the units and only whole warrants trade.

On April 18, 2023, in connection with approval of the charter amendment proposal to extend the date by which ACAB must consummate a business combination to December 19, 2023, holders of an aggregate of 26,564,308 shares of Series A common stock exercised, and did not reverse, their right to redeem their shares and as a result, such holders received a payment of approximately $10.41 per share that they redeemed. The funds held in the trust account have been on deposit in a demand deposit bank account, owned and controlled by the trustee since December 29, 2023. In connection with such charter amendment, the Sponsor entered into non-redemption agreements with several unaffiliated third parties and agreed to transfer, after consummation of a business combination, an aggregate of 825,225 shares of Series A common stock to such parties in exchange for them agreeing not to redeem their Series A common stock. On December 15, 2023, in connection with the approval of the charter amendment proposal to further extend the date by which ACAB must consummate a business combination to September 19, 2024 (subject to additional approval by the ACAB Board), holders of an aggregate of 2,768,301 shares of Series A common stock exercised, and did not reverse, their right to redeem their shares, and as a result, such holders received a payment of approximately $10.74 per share redeemed. After such redemptions, and as of December 31, 2023, there was approximately $7.2 million in the trust account.

Redemption of Public Shares and Liquidation if no Initial Business Combination

On December 15, 2023, the stockholders of ACAB approved the proposal to extend the Completion Window to March 19, 2024 and further provide that the ACAB Board may, without another stockholder vote, further extend the Completion Window on a monthly basis up to six times by an additional one month each time thereafter by resolution of the ACAB Board, if requested by the Sponsor, until September 19, 2024, subject in each case to certain advance notice requirements. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within aforementioned time period.

Voting Restrictions in Connection with the Special Meeting

The Initial Stockholders of record are entitled to vote an aggregate of one (1) share of Series B common stock (held by the Sponsor) prior to consummation of the business combination. The Sponsor has agreed to vote any Founder Shares and any Public Shares held by them as of the ACAB Record Date in favor of each of the proposals presented at the Special Meeting.

On April 18, 2023, the Series B Holders voluntarily converted 7,499,999 shares of Series B common stock of ACAB they held as of such date into 7,499,999 shares of Series A common stock of the Company in accordance with the charter amendment to extend the date by which a business combination must be consummated to December 19, 2023. With respect to shares of Series A common stock that they received as result of the Conversion, the Series B Holders (i) agreed that they would not vote such stock until after the closing of a business combination and (ii) acknowledged that such stock would not be entitled to any distribution from ACAB’s trust account. On December 15, 2023, ACAB held a special meeting of stockholders to approve a charter amendment proposal to further extend the date by which ACAB must consummate a business combination to September 19, 2024 (subject to additional approval by the ACAB Board). In connection with the December 15, 2023 stockholder meeting, holders of an aggregate of 2,768,301 shares of Series A common stock exercised, and did not reverse, their right to redeem their shares, and as a result, such holders received a payment of approximately $10.74 per share redeemed. As a result of the Conversion and the results of the stockholder meetings described above, ACAB has an aggregate of 8,167,390 shares of Series A common stock outstanding and one (1) share of Series B common stock (held by the Sponsor) outstanding.

Business Combination Agreement with Abpro Corporation

On December 11, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”) and Abpro Corporation, a Delaware corporation (“Abpro”) pursuant to which Merger Sub will merge with and into Abpro, with Abpro surviving as a wholly-owned subsidiary of ACAB (such merger, and the ancillary transactions related thereto, the “Business Combination”). In connection with the consummation of the Business Combination, ACAB will change its corporate name to “Abpro Corporation.” The respective boards of directors of ACAB and Abpro have duly approved the Business Combination Agreement and the transactions. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination provisions and other terms related to the proposed business combination and the other transactions contemplated thereby are summarized in greater detail in the Current Report on Form 8-K we filed with the SEC on December 12, 2023 and in the Registration Statement on Form S-4 we filed with the SEC (the “Registration Statement”) on January 19, 2024.

Upon consummation of the Business Combination (assuming no public shares have been redeemed and no public warrants have been exercised), we will have a total of 48,014,290 shares of Series A common stock outstanding, consisting of (i) 38,846,674 shares issued to holders of shares of common stock of Abpro, (ii) 667,391 shares held by our public stockholders and (iii) 3,541,667 shares held by the Initial Stockholders, (iv) 1,808,558 shares transferred to investors (v) 1,150,000 shares issued to service providers and (vi) 2,000,000 issued to PIPE Investors.

Upon consummation of the Business Combination (assuming that holders of 453,028 public shares exercise their redemption rights (representing the maximum redemptions consistent with satisfying the minimum cash condition at an assumed redemption price of $10.20 per share) and no public warrants have been exercised), we will have a total of 47,561,262 shares of Series A common stock outstanding, consisting of (i) 38,846,674 shares issued to holders of shares of common stock of Abpro, (ii) 214,363 shares held by ACAB’s public stockholders and (iii) 3,541,667 shares held by the Initial Stockholders, (iv) 1,808,558 shares transferred to investors (v) 1,150,000 shares issued to service providers and (vi) 2,000,000 issued to PIPE Investors.

The numbers of shares and percentage interests set forth above are based on a number of assumptions, including that ACAB and Abpro do not issue any additional equity securities prior to the Business Combination. If the actual facts differ from our assumptions, the numbers of shares and percentage interests set forth above will be different.

Merger Consideration

Pursuant to the Business Combination Agreement, upon the closing of the Business Combination (the “Closing Date”):

•

Each outstanding share of Abpro common stock will be cancelled and converted into (i) the right to receive a pro rata share of 72.5 million shares of Series A Common Stock (22.5 million of which shares will be set aside and equally divided among the Sponsor, Abpro and Abpro Bio Co., Ltd. for each such party to use in the PIPE Financing or to obtain capital for ACAB or the Post-Combination Company (such shares, the “Abpro Incentive Shares”). Any of the Abpro Incentive Shares that are not used or allocated by the Sponsor, Abpro or Abpro Bio Co., Ltd. by the Closing shall be deemed forfeited and shall not be issued to any other party) (ii) the right to receive a pro rata portion of up to 14,500,000 additional shares of Series A common stock (the “Earn-out Shares”), to be earned 1/3 if the volume weighted average price (“VWAP”) of the Post-Combination Company’s stock is above $13.00 for any 20 trading days within any consecutive 30 trading day period; 1/3 if such VWAP is above $15.00; and 1/3 if such VWAP is above $18.00, at any point prior to the fifth anniversary of the Closing Date.

•

Each outstanding Abpro option will be converted into an option to purchase a number of shares of Series A Common Stock (rounded down to the nearest whole share) equal to (A) the number of shares of Abpro common stock subject to such option immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio (rounded up to the nearest whole cent).

•

Each outstanding Abpro RSU (whether vested or unvested) will be converted into restricted shares of Series A Common Stock (rounded down to the nearest whole share) equal to (A) the number of shares of Abpro common stock subject to such RSU immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio.

•

Prior to closing, each outstanding share of Abpro preferred stock will be converted into shares of Abpro common stock in accordance with its terms, equal to the number of shares of Abpro common stock obtained by dividing the liquidation preference of such share of Abpro preferred stock by the Exchange Ratio.

Following the Merger, it is contemplated that the Post-Combination Company will have a single class of common stock.

Sponsor Letter Agreement

On December 11, 2023, in connection with the execution of the Business Combination Agreement, Sponsor entered into an agreement with ACAB, Abpro and Abpro Bio International, Inc. (the “Sponsor Letter Agreement”), whereby Sponsor agrees to (i) retain 2.95 million shares of ACAB Series A common stock held by it, (ii) divide 2,458,333 shares of ACAB Series A common stock held by it among the Sponsor, who will be entitled to 491,667 of the shares, Abpro, who will be entitled to 983,333 of the shares, and Abpro Bio International, Inc. who will be entitled to 983,333 of the shares, for such party to use to obtain non-redemption commitments from ACAB stockholders or other capital for ACAB or the Post-Combination Company (with any shares unused for such purpose to be retained by such party) and (iii) forfeit the remainder of any ACAB Series A common stock and ACAB Series B common stock held by it.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into the Sponsor Support Agreement with ACAB and Abpro. Under the Sponsor Support Agreement, the Sponsor agreed to vote, at any meeting of the stockholders of ACAB and in any action by written consent of the stockholders of ACAB, all of its shares of Series B common stock (together with any other equity securities of ACAB that it holds of record or beneficially, as of the date of the Sponsor Support Agreement, or of which it acquires record or beneficial ownership after the date thereof, the “Subject ACAB Equity Securities”) (i) in favor of (a) the Business Combination Agreement and the transactions contemplated thereby and (b) the other proposals that ACAB and Abpro agreed in the Business Combination Agreement shall be submitted at such meeting for approval by ACAB’s stockholders (together with the proposal to obtain the ACAB stockholders’ approval for the Business Combination, the “Required Transaction Proposals”) and (ii) against any proposal that conflicts or materially impedes or interferes with any Required Transaction Proposals or that would adversely affect or delay the Business Combination. The Sponsor Support Agreement also prohibits the Sponsor from, among other things and subject to certain exceptions, transferring any Subject ACAB Equity Securities held by the Sponsor or taking any action that would have the effect of preventing or materially delaying the Sponsor from performing its obligations under the Sponsor Support Agreement, until the earlier of the Closing or the termination of the Sponsor Support Agreement according to its terms. In addition, in the Sponsor Support Agreement, the Sponsor agrees to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of Series B common stock held by the Sponsor convert into shares of Series A common stock in connection with the transactions contemplated by the Business Combination Agreement. An aggregate of 6,374,774 shares of Series A common stock and 1 share of Series B common stock are subject to the Sponsor Support Agreement.

Abpro Support Agreements

On December 11, 2023, certain Abpro stockholders (the “Abpro Supporting Stockholders”) entered into support agreements with Abpro (the “Abpro Support Agreements”). Under the Abpro Support Agreements, each Abpro Supporting Stockholder agreed, within 48 hours after the date that the Proxy/Information Statement is disseminated by Abpro to its stockholders following the effectiveness of the Registration Statement, to execute and deliver a written consent with respect to all outstanding shares of Abpro common stock and Abpro preferred stock held by such Abpro Supporting Stockholder (the “Subject Abpro Shares”) approving the Business Combination Agreement and the transactions contemplated thereby (including the Business Combination). In addition to the foregoing, each Abpro Supporting Stockholder agreed that, at any meeting of the holders of Abpro capital stock, each such Abpro Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Abpro Shares to be counted as present thereat for purposes of calculating a quorum and voted (i) to approve and adopt the Business Combination Agreement, the transactions contemplated thereby (including the Business Combination), and any other matters necessary or reasonably requested by Abpro for consummation of the Business Combination, and (ii) against any proposal that conflicts or materially impedes or interferes with, or would adversely affect or delay, the consummation of the transactions contemplated by the Business Combination Agreement (including the Business Combination).

The Abpro Support Agreements also prohibits the Abpro Supporting Stockholders from, prior to the Effective Time, among other things, (i) selling, assigning, transferring (including by operation of law), placing a lien on, pledging, disposing of or otherwise encumbering any of the Subject Abpro Shares, except if such transaction is in compliance with applicable securities laws, the governing documents of Abpro and the Business Combination Agreement, and the transferee agrees to be bound by the terms of the Abpro Support Agreement (ii) pledging, encumbering or creating a Lien on any Subject Abpro Shares or entering into any contract, option, commitment or other arrangement or understanding with respect to the foregoing, (iii) granting any proxies or powers of attorney or entering into a voting agreement or other arrangement with respect to any Subject Abpro Shares, or (iv) taking any action in furtherance of the foregoing.

Company Lock-Up Agreements

Prior to closing, certain Abpro stockholders will enter into lock-up agreements (the “Abpro Lock-up Agreements”), pursuant to which Abpro stockholders will agree not to transfer, following the closing, such Abpro stockholder’s shares of common stock of the Post-Combination Company (“ACAB New Common Shares”) constituting such Abpro stockholder’s merger consideration until the earlier of (x) the twelve month anniversary of the date of the closing, (y) if the reported last sale price of the shares of ACAB New Common Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, right issuances, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one-hundred and fifty (150) days after the closing, and (z) the date after the Closing on which the Post-Combination Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of the Post-Combination Company’s shareholders having the right to exchange their common stock of the Post-Combination Company for cash, securities or other property.

Our directors and officers are as follows:

Shahraab Ahmad has been our Chief Executive Officer and Chairman of the Board of Directors since October 2021. Mr. Ahmad also served as Chief Executive Officer of ACA I from December 2020 until October 2023 and Chairman of the Board of Directors of ACA since December 2020. Prior to this, he most recently served as the Chief Investment Officer for Decca Capital Ltd, a fund founded by Mr. Ahmad that invested across capital structures in the U.S. and Europe from April 2015 until December 2018. Prior to his tenure at Decca Capital Ltd, Mr. Ahmad served as a portfolio manager for Hutchin Hill Capital, LP from 2008 to 2013 and Sailfish Capital Partners, LLC from 2005 to 2008 and J.P. Morgan from 1999 to 2004, where he last co-headed the High Yield Credit trading group. At J.P. Morgan, Mr. Ahmad managed credit portfolios across the U.S. and Europe. Mr. Ahmad holds a B.A. in Mathematics and Economics from Wesleyan University and studied corporate finance at the London School of Economics. We believe Mr. Ahmad’s eight years of experience investing in private technology companies and 20 years of investment experience as an investor across capital structures and hedge fund manager make him well-qualified to serve on our Board of Directors.

Anthony D. Eisenberg serves as our Chief Strategy Officer and has served as a director since January 2022. Mr. Eisenberg also served as Chief Strategy Officer and a director of ACA I from February 2021 to October 2023. Since 2013, Mr. Eisenberg has managed Tappan Street, a multi-strategy family office with expertise in environmental, social and corporate governance principles and private market investments. Since March 2020, Mr. Eisenberg has also served on the board of advisors of Komma, a mobility company targeting the urban mobility vehicle market. From 2013 to 2019, Mr. Eisenberg served on the board of advisors of Michigan Income Principal-Protected Growth Fund, an impact investing fund in partnership with the State of Michigan and the US Department of Treasury and led the firm’s development activities. Mr. Eisenberg began his career in politics working in the Office of U.S. Senator Debbie Stabenow, Patton Boggs and the D.C. based research group Marwood Group, prior to his principal investing career, which began at the hedge fund Christofferson Robb & Company. Mr. Eisenberg holds an M.B.A. in Finance from Georgetown University-The McDonough School of Business, a J.D. from the University of Michigan Law School and a B.B.A. in Finance and Political Science from the University of Miami. We believe Mr. Eisenberg’s experience in public policy and expertise in private market investments makes him well-qualified to serve on our Board of Directors.

Jason Chryssicas has been our Chief Financial Officer and has served as a director since January 2022. Mr. Chryssicas also served as Chief Financial Officer of ACA I from April 2022 to October 2023. Over the course of his career, Mr. Chryssicas has served in a variety of leadership positions within financial services and capital markets, including Investor Relations, Investment Banking, Corporate Development and Strategy. Mr. Chryssicas has served in various roles at Cantor Fitzgerald and BGC Partners Inc. since 2013 including his current role as Head of Investor Relations at both firms. Prior to this, Mr. Chryssicas held positions at Goldman Sachs and Ernst & Young. Mr. Chryssicas holds a B.A. in Accounting from Western Washington University. We believe Mr. Chryssicas’ experience in financial services, capital markets and investor relations makes him well-qualified to serve on our Board of Directors.

Burt Jordan has been our president since November 2021 and has served as a director since January 2022. Mr. Jordan also served as president and a director of ACA I from December 2020 to October 2023. Mr. Jordan was an executive at Ford Motor Company (NYSE: F) (“Ford”) from July 1999 until July 2020, where he most recently served as vice president of Global Purchasing Operations and Supply Chain Sustainability. At Ford, Mr. Jordan was responsible for Ford’s commodity-related and Indirect Purchasing and Supplier Sourcing program around the world for the past 10 years. In June 2020, Mr. Jordan was named the 2020 CPO of the Year by the National Minority Supplier

Development Council, which recognized his impactful leadership within Ford and the larger supplier-diversity community. Mr. Jordan holds a B.B.A. in Business Administration from Alma College. We believe Mr. Jordan’s extensive experience as a senior executive of a major automobile corporation and his demonstrated leadership skills make him well-qualified to serve on our Board of Directors.

Joanna Lord has served as a director since January 2022. Ms. Lord also served as a director of ACA I from December 2020 to October 2023. Since June 2021, Ms. Lord has served as the Chief Marketing Officer of Reforge Inc. Prior to joining Reforge, Ms. Lord served as the Chief Marketing Officer of Skyscanner LTD from January 2019 until December 2020 and ClassPass from 2016 to 2019 and the Vice President of Marketing at Porch from 2014 to 2016. Ms. Lord received her M.A. in Communications from Pepperdine University and B.A. in Journalism/Communications from St. Michaels College. We believe Ms. Lord’s 15 years of marketing leadership experience in technology companies makes her well-qualified to serve on our Board of Directors.

Bryan Dove has served as a director since January 2022. Mr. Dove also served as a director of ACA I from February 2021 to October 2023. Since April 2021, Mr. Dove has served as the Chief Executive Officer of CommerceHub. Additionally, since September 2020, Mr. Dove has served as the Chairperson of Travalyst. Prior to this, Mr. Dove was an executive at Skyscanner LTD from June 2015 until June 2020, where he served as Chief Executive Officer. Mr. Dove was also a director at Skyscanner LTD from 2018 to 2020. Prior to joining Skyscanner, Mr. Dove held several senior leadership positions within the technology industry at Amazon (2014 to 2015), Microsoft (2009 to 2014), and Eclipsys Corporation (2004 to 2009). Bryan also served as a board director at a privately held artificial intelligence company specializing in the real estate and financial sectors (July 2020 to April 2021). We believe Mr. Dove’s experience as a CEO and senior executive leading and scaling high-growth companies makes him well-qualified to serve on our Board of Directors.

Curtis Collar has served as a director since November 2023. Mr. Collar has served as Chief Sales & Marketing Officer at Nanotech Energy since April 2022. Before joining Nanotech Energy, Mr. Collar served as DuPont’s Global Technology Manager - Electric Vehicles from January 2020 to April 2022. He and his global teams identified, developed, and commercialized new technologies that created competitive advantages, aiming to improve the range, efficiency, and safety of EVs, and developed collaborations with some of the sector’s biggest names. Previous roles had seen him responsible for building, developing, and leading the inaugural technical roadmap and technical teams for electric vehicles at SABIC from 2015 to 2020. Prior to those roles he spent time at several smaller companies building and executing business plans, delivering robust business pipelines from the ground up in various material technologies including plastics, coatings, adhesives and textiles, and subsequent applications. Mr. Collar received his B.S. in Chemical Engineering from Rutgers University. We believe Mr. Collar’s experience as a senior executive and his technical expertise makes him well-qualified to serve on our Board of Directors.

Darren Stanwood has served as a director since January 2022. Since October 2015, Mr. Stanwood has served as the managing member of Fields Texas Ltd. Holdings LLC, a private investment and retail advisory firm focused on the global consumer and retail sectors. Mr. Stanwood received his B.S.B.A. in Marketing/Economics from the Suffolk University—Sawyer School of Management. We believe Mr. Stanwood’s experience in investing in the global consumer and retail industries makes him well-qualified to serve on our Board of Directors.

Dominick J. Schiano has served as a director since January 2022. Since July 2007, Mr. Schiano has served as the President and Co-Founding Partner of Evergreen. Evergreen supports private equity sponsors by sourcing investment opportunities, and providing strategic, operational, and financial guidance with respect to portfolio company investments in the industrial sector. Mr. Schiano is a Senior Advisor to The Gores Group LLC and past President of Gores Holdings II, Inc. (NASDAQ: GSHTU) that successfully merged with Verra Mobility Corp. (NASDQ: VRRM) in 2017. Evergreen has also previously been engaged by TowerBrook Capital Partners where Mr. Schiano was a member of the Management Advisory Board and by DLJ Merchant Banking Partners, the private equity arm of Credit Suisse where he served as Vice Chairman-Global Industrial Partners. Mr. Schiano has also served on numerous local government, private company, joint venture and public company boards, including STR Holdings Inc. (NYSE: STRI) where he served on the Audit and Special Transaction Committees and Material Sciences Corporation (Nasdaq: MASC) where he served on the Audit, Compensation and Governance Committees and led the Special Committee responsible for its sale in 2013. Prior to forming Evergreen, Mr. Schiano served as a Managing Director and member of the Investment Committee of Questor Partners Funds. Previously, Mr. Schiano served in various senior executive roles at Textron Inc. (NYSE: TXT), TRW Inc, Wickes Companies Inc., and its predecessor, Gulf+Western Industries Inc. Mr. Schiano attended Long Island University, majoring in Finance, and has completed the University of Pennsylvania-Wharton School Management Development Program and the Northwestern University-Kellogg School Mergers and Acquisitions Program. We believe Mr. Schiano’s experience in providing investment advisory services and co-investing with private equity sponsors makes him well-qualified to serve on our Board of Directors.

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

Amy request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until September 19, 2024 to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to the Corporation to pay taxes (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15 month time period.

Our founders, executive officers and directors have agreed (pursuant to a written letter agreement with us filed as an exhibit to the registration statement filed in connection with our initial public offering) that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from redeeming their shares of Series A common stock in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination prior to September 19, 2024 unless we provide our public stockholders with the opportunity to redeem their shares of Series A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer or director, or any other person.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. These provisions, including provisions regarding the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, cannot be amended without the approval of holders of at least 65% of our common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from redeeming or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination prior to September 19, 2024, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer or director, or any other person. Our founders, executive officers and directors have agreed to waive any redemption rights with respect to any common stock held by them, and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

•	if our initial business combination is not consummated prior to September 19, 2024, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

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

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to Our Company

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

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team or ACA I is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in our company or the returns our company will, or is likely to, generate going forward.

In addition, certain of our executive officers and directors previously served as executive officers and directors of ACA I, which went public in March 2021. In December 2021, ACA I announced a definitive agreement for a business combination with Essentium, Inc., a leading innovator of industrial additive manufacturing solutions. Such definitive agreement was subsequently terminated on February 9, 2022.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination, and instead be required to liquidate. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination within the required time period, our public stockholders may receive only approximately $10.64 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on December 29, 2023, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of the consummation of our business combination or liquidation. As a result, following the liquidation of securities in the Trust Account we will receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of ACAB. Because the funds in the Trust Account were previously held in such U.S. government securities or money market funds for a period of almost 24 months, there is a greater risk that ACAB will be deemed to be an unregistered investment company under the Investment Company Act.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination within the required time period, our public stockholders may receive only approximately $10.64 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. Due to the political uncertainty involving Russia and Ukraine and the Middle East, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our business and lead to financial loss.

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

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules (defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose, and activities. On January 24, 2024, the SEC announced final rules substantially similar to the SPAC Proposed Rules (the “SPAC Final Rules”), which will become effective on July 1, 2024. These rules may materially increase the costs and time needed to complete the business combination or impair our ability to complete the business combination.

There has been and may in the future be diversity in the capital structure, financial accounting policies, and resultant financial reporting by SPACs, which may have a material effect on our financial results.

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

We have identified a material weakness in our disclosure controls and procedures that, if unsuccessfully remediated, could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures contained a material weakness as of September 30, 2023 which remains unremedied as of December 31, 2023 due to the Company not filing timely tax returns, utilizing cash withdrawn from the trust account for tax obligations for operating purposes and over-accrual of expenses. Failure to achieve and maintain effective disclosure controls and procedures could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses, as described in our Quarterly Report on Form 10-Q filed December 15, 2023.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to an initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (a) we have sufficient funds outside of the trust account or (b) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase Public Shares from public stockholders, which may influence the vote on the Business Combination Proposal and reduce the public “float” of our Series A common stock.

The Sponsor, directors, officers, advisors or any of their respective affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following the completion of the Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares the Sponsor, directors, officers, advisors or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per share pro rata portion of the trust account. None of the funds in the trust account will be used to purchase Public Shares in such transactions. None of the Sponsor, directors, officers, advisors or any of their respective affiliates will make any such purchases when they are in possession of any material non-public information not disclosed to the seller of such Public Shares or during a restricted period under Regulation M under the Exchange Act. Such a purchase could include a contractual acknowledgement that such stockholder, although still the record holder of such Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights, and could include a contractual provision that directs such stockholder to vote such shares in a manner directed by the purchaser.

In the event that the Sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such purchases of Public Shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in the Business Combination Agreement, where it appears that such requirement would otherwise not be met. Any such purchases of our Public Shares may result in the completion of the Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. In addition, if such purchases are made, the public “float” of our Series A common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. See the section entitled “The Business Combination - Potential Purchases of Public Shares” for a description of how the Sponsor, directors, officers, advisors or any of their respective affiliates will select which stockholders or warrantholders to purchase securities from in any private transaction.

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

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of the ACAB board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of ACAB board of directors to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing it and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Termination of the Business Combination Agreement could negatively impact ACAB.

If the Business Combination is not completed for any reason, including as a result of Abpro stockholders declining to adopt the Business Combination Agreement or ACAB stockholders declining to approve the proposals required to effect the Business Combination, the ongoing business of ACAB may be adversely impacted and, without realizing any of the anticipated benefits of completing the Business Combination, ACAB would be subject to a number of risks, including the following:

•

ACAB may experience negative reactions from the financial markets, including negative impacts on its stock price (including to the extent that the current market price reflects a market assumption that the Business Combination will be completed);

•	ACAB may experience negative reactions from its vendors and employees;

•	ACAB will have incurred substantial expenses and will be required to pay certain costs relating to the Business Combination, whether or not the Business Combination is completed; and

•

Since the Business Combination Agreement restricts the conduct of ACAB’s business prior to completion of the Business Combination, ACAB may not have been able to take certain actions during the pendency of the Business Combination that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

If the Business Combination Agreement is terminated and the ACAB Board seeks another merger or business combination, ACAB stockholders cannot be certain that ACAB will be able to find another acquisition target that would constitute a business combination or that such other merger or business combination will be completed.

If we are unable to complete an initial business combination on or prior to March 19, 2024 (or September 19, 2024, subject to approval by the ACAB Board), our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account (or less than $10.20 per share in certain circumstances where a third party brings a claim against us that the Sponsor is unable to indemnify), and our warrants will expire worthless.

If we are unable to complete an initial business combination on or prior to March 19, 2024 (or September 19, 2024, subject to approval by the ACAB Board), our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account (or less than $10.20 per share in certain circumstances where a third party brings a claim against us that the Sponsor is unable to indemnify (as described below)), and our warrants will expire worthless. On December 15, 2023, the stockholders of ACAB approved the proposal to extend the Completion Window to March 19, 2024 and further provide that the ACAB Board may, without another stockholder vote, further extend the Completion Window on a monthly basis up to six times by an additional one month each time thereafter by resolution of the ACAB Board, if requested by the Sponsor, until September 19, 2024, subject in each case to certain advance notice requirements.

If third parties bring claims against us, the proceeds held in our trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. Although no third parties have refused to execute an agreement waiving such claims to the monies held in the trust account to date, if any third party refuses to execute such an agreement in the future, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue if the Business Combination is not consummated.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per Public Share initially held in the trust account, due to claims of such creditors. The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (a) $10.20 per Public Share and (b) the actual amount per Public Share held in the trust account, if less than $10.20 per share due to reductions in the value of the trust assets as of the date of the liquidation of the trust account, in each case including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for an initial business combination and redemptions could be reduced to less than $10.20 per Public Share. In such event, we may not be able to complete an initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Business Combination.

Lawsuits may be filed against ACAB or its directors and officers in connection with the Business Combination, or the equity holders of Abpro may make an application for relief under Delaware law. Defending such additional lawsuits could require ACAB to incur significant costs and draw the attention of ACAB’s management team away from the Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Business Combination is consummated may adversely affect ACAB’s business, financial condition, results of operations and cash flows. Such legal proceedings could also delay or prevent the Business Combination from becoming effective within the completed timeframe.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (a) $10.20 per Public Share and (b) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, less taxes payable, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share. As of December 29, 2023, the funds held in the trust account have been on deposit in a demand deposit bank account, owned and controlled by the trustee.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Series A common stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Series A common stock purchasable upon exercise of a warrant.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be listed on Nasdaq after the Business Combination. In connection with the Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements. For instance, our stock price would generally be required to be at least $4.00 per share, and we will be required to have a minimum of 400 unrestricted round lot holders (with at least 50% of such holders holding unrestricted securities). We cannot assure you that we will be able to meet those initial listing requirements at that time. Our continued eligibility for listing may depend on, among other things, the number of our shares that are redeemed.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Series A common stock and public warrants are listed on Nasdaq, our units, Series A common stock and public warrants qualify as covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

As a result of the additional funds that could be available to public stockholders upon redemption of public shares, public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination.

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

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to September 19, 2024 or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

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

If the funds not being held in the trust account are insufficient to allow us to operate until September 19, 2024, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate until September 19, 2024, assuming that our initial business combination is not consummated prior to that date.

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

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on December 29, 2023, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of the consummation of our business combination or liquidation. As a result, we will receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of ACAB. Because the funds in the Trust Account were previously held in such U.S. government securities or money market funds for a period of almost 24 months, there is a greater risk that ACAB will be deemed to be an unregistered investment company under the Investment Company Act.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination within the required time period, our public stockholders may receive only approximately $10.64 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Our search for a target business or businesses, with which we ultimately consummate an initial business combination, may be materially adversely affected by geopolitical conflicts and the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by events resulting from increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The uncertain nature, magnitude, and duration of hostilities stemming from military conflicts such as Russia’s invasion of Ukraine and ongoing hostilities in the Middle East, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until September 19, 2024. As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors serve as an officer or director of ACA I, a blank check company sponsored by affiliates of our sponsor. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report titled “Directors, Executive Officers and Corporate Governance - Directors and Executive Officers.”

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

As more fully discussed in “Certain Relationships and Related Transactions, and Director Independence -Conflicts of Interest,” our officers or directors also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our founders, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Additionally, in light of the involvement of our founders, executive officers and directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our founders, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our founders, executive officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Business-Initial Business Combination-Selection of a Target Business and Structuring of a Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our founders, executive officers, or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Series A common stock, par value $0.0001 per share, 10,000,000 shares of Series B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023, there were 91,832,610 and 9,999,999 authorized but unissued shares of Series A common stock and Series B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Series B common stock. The Series B common stock is automatically convertible into Series A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, approximately $37,101,441 remained available as of December 31, 2023, to complete our initial business combination (which includes up to $10,500,000 for the payment of deferred underwriting commissions).

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until September 19, 2024, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our initial stockholders paid an aggregate of $25,000, or approximately $0.003 per founder share, and, accordingly, purchasers of shares in our IPO experienced immediate and substantial dilution from the purchase of our Series A common stock.

Purchasers of shares in our IPO incurred an immediate and substantial dilution of approximately 15% (or $1.50 per share, accounting for the underwriter’s exercise of its over-allotment option in part to purchase 3,900,000 Units), the difference between the pro forma net tangible book value per share after our IPO of $8.50 and the initial offering price of $10.00 per public share. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of the Business Combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with the Business Combination would be disproportionately dilutive to our Class A common stock.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market, economic or geopolitical conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the Company not filing timely tax returns and utilizing cash withdrawn from the Trust Account for tax obligations for operating purposes. Failure to achieve and maintain effective disclosure controls and procedures could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future. Any material weaknesses or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and listing standards or cause our financial statements to contain material misstatements which could negatively affect market price and trading liquidity of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We are a blank check company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses for an initial business combination. Therefore, we do not believe that we face significant cybersecurity risks and have not adopted any cybersecurity risk management programs or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Holders

As of December 31, 2023 there was 1 holder of record of our units, 1 holder of record of our separately traded Series A common stock, 2 holders of record of our separately traded warrants, and 7 holders of record of our Series B common stock. The foregoing figures are based on the records of our transfer agent as of December 31, 2023, which we expect will be updated to reflect the previously disclosed conversions of Series B common stock to Series A common stock that occurred in April 2023.

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

Transaction costs amounted to $17,204,107, consisting of $5,760,000 in underwriting discount (net of $240,000 reimbursed by the underwriters), $10,500,000 in deferred underwriting discount and $944,107 of other offering costs. In addition, $264,538 of cash is held outside of the trust account and is available for the payment of offering costs and for working capital purposes as of December 31, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $2,821,459 which consists of interest income from bank of $52,304 and interest earned on cash and marketable securities held in the Trust Account of $5,754,715, partially offset by operating and formation costs of $1,666,056, interest and penalties on tax obligations of $142,041 and provision for income taxes of $1,177,463.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of Private Placement Warrants, a total of $306,000,000 was placed in the Trust Account. We incurred $17,204,107 in Initial Public Offering related costs, including $5,760,000 of underwriting fees and $944,107 of other costs. On April 18, 2023, the company held the Meeting and as a result 26,564,308 shares of the Company’s Series A common stock were redeemed at approximately $10.41 per share. On December 13, 2023, stockholders holding a total of 2,768,301 public shares of Series A common stock exercised and did not reverse, their right to redeem their public shares in connection with the vote upon the Charter Amendment Proposal. As a result of the foregoing, those holders will receive a payment of approximately $10.68 per share redeemed.

As of December 31, 2023, we had cash and marketable securities held in the Trust Account of $37,101,441 ($29,728,990 was redeemed and withdrawn in January 2024) consisting of money market funds invested primarily in United States Treasuries. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we have withdrawn an amount of $278,935,245 which consists of $276,471,460 attributable to redemptions within 2023 and $2,463,785 attributable to withdrawals to pay tax obligations.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company instructed the Trustee in December 29, 2023 to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $264,538. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On October 14, 2023 and November 14, 2023, the Company issued non-interest bearing, unsecured promissory notes in the aggregate principal amount of $80,000, respectively, (the “Extension Promissory Notes”) to the Sponsor. The $80,000 was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a business combination. Upon the closing of a business combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a business combination, the amounts loaned under the Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of December 31, 2023, the Company owed $160,000 due under the Extension Promissory Notes with no further borrowings available.

On December 18, 2023, the Company amended the Extension Promissory Notes to remove the Sponsors right to convert the note into Series A common stock at a price equal to $10.20 per share.

On December 8, 2023, December 11, 2023, and December 12, 2023, the Sponsor advanced the Company $10,000, $1,630,000, and $15,000, respectively, to fund tax obligations. As of December 31, 2023, the Sponsor advanced the Company $1,655,000 and is reflected in the consolidated balance sheets.

For the year ended December 31, 2023, cash used in operating activities was $3,845,177. Net income of $2,821,459 was affected by interest earned on cash and marketable securities held in the Trust Account of $5,754,715. Changes in operating assets and liabilities used $911,921 of cash for operating activities.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements—Going Concern,” the Company has until April 19, 2024, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2024, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to April 19, 2024, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. We have identified the following critical accounting policies:

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

Net Income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2023 due to the Company not filing timely tax returns, utilizing cash withdrawn from the trust account for tax obligations for operating purposes and over-accrual of expenses.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Title
Shahraab Ahmad	46	Chief Executive Officer and Chairman of the Board of Directors
Anthony D. Eisenberg	41	Chief Strategy Officer and Director
Jason Chryssicas	38	Chief Financial Officer and Director
Burt Jordan	56	President and Director
Joanna Lord	40	Director
Bryan Dove	43	Director
Curtis Collar	40	Director
Darren Stanwood	38	Director
Dominick J. Schiano	68	Director

Shahraab Ahmad has been our Chief Executive Officer and Chairman of the Board of Directors since October 2021. Mr. Ahmad also served as Chief Executive Officer of ACA I from December 2020 until October 2023 and Chairman of the Board of Directors of ACA since December 2020. Prior to this, he most recently served as the Chief Investment Officer for Decca Capital Ltd, a fund founded by Mr. Ahmad that invested across capital structures in the U.S. and Europe from April 2015 until December 2018. Prior to his tenure at Decca Capital Ltd, Mr. Ahmad served as a portfolio manager for Hutchin Hill Capital, LP from 2008 to 2013 and Sailfish Capital Partners, LLC from 2005 to 2008 and J.P. Morgan from 1999 to 2004, where he last co-headed the High Yield Credit trading group. At J.P. Morgan, Mr. Ahmad managed credit portfolios across the U.S. and Europe. Mr. Ahmad holds a B.A. in Mathematics and Economics from Wesleyan University and studied corporate finance at the London School of Economics. We believe Mr. Ahmad’s eight years of experience investing in private technology companies and 20 years of investment experience as an investor across capital structures and hedge fund manager make him well-qualified to serve on our Board of Directors.

Anthony D. Eisenberg serves as our Chief Strategy Officer and has served as a director since January 2022. Mr. Eisenberg also served as Chief Strategy Officer and a director of ACA I from February 2021 to October 2023. Since 2013, Mr. Eisenberg has managed Tappan Street, a multi-strategy family office with expertise in environmental, social and corporate governance principles and private market investments. Since March 2020, Mr. Eisenberg has also served on the board of advisors of Komma, a mobility company targeting the urban mobility vehicle market. From 2013 to 2019, Mr. Eisenberg served on the board of advisors of Michigan Income Principal-Protected Growth Fund, an impact investing fund in partnership with the State of Michigan and the US Department of Treasury and led the firm’s development activities. Mr. Eisenberg began his career in politics working in the Office of U.S. Senator Debbie Stabenow, Patton Boggs and the D.C. based research group Marwood Group, prior to his principal investing career, which began at the hedge fund Christofferson Robb & Company. Mr. Eisenberg holds an M.B.A. in Finance from Georgetown University-The McDonough School of Business, a J.D. from the University of Michigan Law School and a B.B.A. in Finance and Political Science from the University of Miami. We believe Mr. Eisenberg’s experience in public policy and expertise in private market investments makes him well-qualified to serve on our Board of Directors.

Jason Chryssicas has been our Chief Financial Officer and has served as a director since January 2022. Mr. Chryssicas also served as Chief Financial Officer of ACA I from April 2022 to October 2023. Over the course of his career, Mr. Chryssicas has served in a variety of leadership positions within financial services and capital markets, including Investor Relations, Investment Banking, Corporate Development and Strategy. Mr. Chryssicas has served in various roles at Cantor Fitzgerald and BGC Partners Inc. since 2013 including his current role as Head of Investor Relations at both firms. Prior to this, Mr. Chryssicas held positions at Goldman Sachs and Ernst & Young. Mr. Chryssicas holds a B.A. in Accounting from Western Washington University. We believe Mr. Chryssicas’ experience in financial services, capital markets and investor relations makes him well-qualified to serve on our Board of Directors.

Burt Jordan has been our president since November 2021 and has served as a director since January 2022. Mr. Jordan also served as president and a director of ACA I from December 2020 to October 2023. Mr. Jordan was an executive at Ford Motor Company (NYSE: F) (“Ford”) from July 1999 until July 2020, where he most recently served as vice president of Global Purchasing Operations and Supply Chain Sustainability. At Ford, Mr. Jordan was responsible for Ford’s commodity-related and Indirect Purchasing and Supplier Sourcing program around the world for the past 10 years. In June 2020, Mr. Jordan was named the 2020 CPO of the Year by the National Minority Supplier Development Council, which recognized his impactful leadership within Ford and the larger supplier-diversity community. Mr. Jordan holds a B.B.A. in Business Administration from Alma College. We believe Mr. Jordan’s extensive experience as a senior executive of a major automobile corporation and his demonstrated leadership skills make him well-qualified to serve on our Board of Directors.

Joanna Lord has served as a director since January 2022. Ms. Lord also served as a director of ACA I from December 2020 to October 2023. Since June 2021, Ms. Lord has served as the Chief Marketing Officer of Reforge Inc. Prior to joining Reforge, Ms. Lord served as the Chief Marketing Officer of Skyscanner LTD from January 2019 until December 2020 and ClassPass from 2016 to 2019 and the Vice

President of Marketing at Porch from 2014 to 2016. Ms. Lord received her M.A. in Communications from Pepperdine University and B.A. in Journalism/Communications from St. Michaels College. We believe Ms. Lord’s 15 years of marketing leadership experience in technology companies makes her well-qualified to serve on our Board of Directors.

Bryan Dove has served as a director since January 2022. Mr. Dove also served as a director of ACA I from February 2021 to October 2023. Since April 2021, Mr. Dove has served as the Chief Executive Officer of CommerceHub. Additionally, since September 2020, Mr. Dove has served as the Chairperson of Travalyst. Prior to this, Mr. Dove was an executive at Skyscanner LTD from June 2015 until June 2020, where he served as Chief Executive Officer. Mr. Dove was also a director at Skyscanner LTD from 2018 to 2020. Prior to joining Skyscanner, Mr. Dove held several senior leadership positions within the technology industry at Amazon (2014 to 2015), Microsoft (2009 to 2014), and Eclipsys Corporation (2004 to 2009). Bryan also served as a board director at a privately held artificial intelligence company specializing in the real estate and financial sectors (July 2020 to April 2021). We believe Mr. Dove’s experience as a CEO and senior executive leading and scaling high-growth companies makes him well-qualified to serve on our Board of Directors.

Curtis Collar has served as a director since November 2023. Mr. Collar has served as Chief Sales & Marketing Officer at Nanotech Energy since April 2022. Before joining Nanotech Energy, Mr. Collar served as DuPont’s Global Technology Manager - Electric Vehicles from January 2020 to April 2022. He and his global teams identified, developed, and commercialized new technologies that created competitive advantages, aiming to improve the range, efficiency, and safety of EVs, and developed collaborations with some of the sector’s biggest names. Previous roles had seen him responsible for building, developing, and leading the inaugural technical roadmap and technical teams for electric vehicles at SABIC from 2015 to 2020. Prior to those roles he spent time at several smaller companies building and executing business plans, delivering robust business pipelines from the ground up in various material technologies including plastics, coatings, adhesives and textiles, and subsequent applications. Mr. Collar received his B.S. in Chemical Engineering from Rutgers University. We believe Mr. Collar’s experience as a senior executive and his technical expertise makes him well-qualified to serve on our Board of Directors.

Darren Stanwood has served as a director since January 2022. Since October 2015, Mr. Stanwood has served as the managing member of Fields Texas Ltd. Holdings LLC, a private investment and retail advisory firm focused on the global consumer and retail sectors. Mr. Stanwood received his B.S.B.A. in Marketing/Economics from the Suffolk University—Sawyer School of Management. We believe Mr. Stanwood’s experience in investing in the global consumer and retail industries makes him well-qualified to serve on our Board of Directors.

Dominick J. Schiano has served as a director since January 2022. Since July 2007, Mr. Schiano has served as the President and Co-Founding Partner of Evergreen. Evergreen supports private equity sponsors by sourcing investment opportunities, and providing strategic, operational, and financial guidance with respect to portfolio company investments in the industrial sector. Mr. Schiano is a Senior Advisor to The Gores Group LLC and past President of Gores Holdings II, Inc. (NASDAQ: GSHTU) that successfully merged with Verra Mobility Corp. (NASDQ: VRRM) in 2017. Evergreen has also previously been engaged by TowerBrook Capital Partners where Mr. Schiano was a member of the Management Advisory Board and by DLJ Merchant Banking Partners, the private equity arm of Credit Suisse where he served as Vice Chairman-Global Industrial Partners. Mr. Schiano has also served on numerous local government, private company, joint venture and public company boards, including STR Holdings Inc. (NYSE: STRI) where he served on the Audit and Special Transaction Committees and Material Sciences Corporation (Nasdaq: MASC) where he served on the Audit, Compensation and Governance Committees and led the Special Committee responsible for its sale in 2013. Prior to forming Evergreen, Mr. Schiano served as a Managing Director and member of the Investment Committee of Questor Partners Funds. Previously, Mr. Schiano served in various senior executive roles at Textron Inc. (NYSE: TXT), TRW Inc, Wickes Companies Inc., and its predecessor, Gulf+Western Industries Inc. Mr. Schiano attended Long Island University, majoring in Finance, and has completed the University of Pennsylvania-Wharton School Management Development Program and the Northwestern University-Kellogg School Mergers and Acquisitions Program. We believe Mr. Schiano’s experience in providing investment advisory services and co-investing with private equity sponsors makes him well-qualified to serve on our Board of Directors.

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

Our Board of Directors is divided into the following classes:

•	Class I, which consists of Shahraab Ahmad, Burt Jordan and Joanna Lord, whose terms will expire at our first annual meeting of stockholders;

•	Class II, which consists of Anthony D. Eisenberg, Bryan Dove and Curtis Collar, whose terms will expire at our second annual meeting of stockholders; and

•	Class III, consists consist of Jason Chryssicas, Darren Stanwood and Dominick J. Schiano, whose terms will expire at our third annual meeting of stockholders.

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

Audit Committee

Our audit committee members are Curtis Collar, Darren Stanwood and Dominick J. Schiano. Our Board of Directors has determined that each of the members satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our Board of Directors has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

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

Clawback Policy

Effective October 2023 ACAB adopted a Clawback Policy (the “Clawback Policy”). Under the policy, in the event ACAB is required to prepare an accounting restatement due to material noncompliance of ACAB with any financial reporting requirement under the U.S. federal securities laws, the Board will take, in its discretion, such action it deems necessary to recover from its executive officers who received incentive-based compensation, based on performance in a year for which ACAB is required to prepare restated financial statements, the excess of what would have been paid to the executive officer under the accounting restatement. This applies during a lookback period of three years, and the amounts to be reclaimed are as determined by the Board in its sole discretion. For purposes of the Clawback Policy, an executive officer is any of ACAB’s officers who are required, or who have been required during the immediately preceding three calendar years, to file reports pursuant to Section 16 of the Exchange Act as well as ACAB’s Chief Legal Officer, if not included. This policy may, in certain circumstances, be applied to other current or former employees whose actions or omissions contributed to the circumstances requiring the restatement and also involved willful misconduct or a willful violation of any of ACAB’s rules. Additionally, if the Board determines that detrimental conduct has occurred that results in a material adverse impact, any incentive compensation paid during the prior year may be subject to clawback. Incentive compensation excludes base salary and other compensation but includes equity compensation and bonuses.

In October 2022, the SEC adopted new Rule 10D-1 under the Exchange Act, which requires national securities exchanges, including Nasdaq, to establish listing standards relating to executive officer incentive compensation clawback and disclosure rules. In February 2023, Nasdaq released its final version of the proposed listing standards, which require listed companies to adopt, no later than December 1, 2023, clawback policies providing for the recovery of erroneously awarded incentive-based compensation.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2023, by:

•	each person known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock;

•	and all our executive officers and directors as a group.

The following table sets forth information regarding the beneficial ownership of our Series A common stock, our Series B common stock, and our Series A common stock and Series B common stock voting together as a single group. The percentage ownership of our common stock is based on 8,167,391 shares of our common stock outstanding as of December 31, 2023, consisting of 8,167,390 shares of our Series A common stock and 1 share of our Series B common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Series A Common Stock Beneficially Owned		Series B Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares	%	Number of Shares	%	% of Total Voting Power
Directors and Executive Officers
Shahraab Ahmad(3)	7,199,999	88.2%	1	100%	*
Anthony D. Eisenberg(4)	—	—	—	—	—
Jason Chryssicas(4)	—	—	—	—	—
Burt Jordan(4)	—	—	—	—	—
Joanna Lord(4)(5)	50,000	—	—		*
Bryan Dove(4)(5)	50,000	—	—		*
Curtis Collar(4)(5)	50,000	—	—		*
Darren Stanwood(4)(5)	50,000	—	—		*
Dominick J. Schiano(4)(5)	50,000	—	—		*
All executive officers and directors as a group (9 persons)	7,449,999	91.2%	1	100%	*
Five Percent Holders
Atlantic Coastal Acquisition Management II LLC(3)	7,199,999	88.2%	1	100%	*
Shahraab Ahmad(3)(5)	7,199,999	88.2%	1	100%	*

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Atlantic Coastal Acquisition Corp. II, 6 St Johns Lane, Floor 5, New York, NY 10013.
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

(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.
(5)	Shares of Series A common stock held by such holder are converted Founder Shares.

Our initial stockholders beneficially own approximately 91.2% of the issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

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

Promissory Notes

On October 25, 2021, we issued a promissory note to our sponsor, pursuant to which we were able to borrow up to an aggregate principal amount of $250,000. The note is non-interest bearing and matured upon the consummation of our initial public offering. As of January 19, 2022, we had $149,539 outstanding under the promissory note. On February 22, 2022, we repaid the promissory note in full.

On October 14, 2023 and November 14, 2023, we issued non-interest bearing, unsecured promissory notes (the “2023 Notes”) in the principal amount of $80,000, respectively, to our sponsor. The $80,000 was deposited into our trust account in order to extend the amount of time that the we have available to complete a business combination. Upon the closing of a business combination, our sponsor may elect to either receive repayment under the 2023 Notes or to convert all or a portion of the amount loaned under the 2023 Notes into our Series A common stock at a price equal to $10.20 per share. In the event that the we do not complete a business combination, the amounts loaned under the 2023 Notes will be repaid to our sponsor only from funds held outside our trust account or will be forfeited, eliminated, or otherwise forgiven. As of December 31, 2023, we owed $160,000 due under the 2023 Notes with no further borrowings available.

Related Party Loans

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

On December 8, 2023 and December 11, 2023, our sponsor advanced us $10,000 and $1,630,000, respectively, to fund the account for the funds used in operations.

Registration Rights

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

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Principal Stockholders - Registration Rights.”

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

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and certain of our directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Shahraab Ahmad	Orama Holdings (Cayman) Limited Decca Capital Limited Peer Capital Management Limited	Investment Management Company Investment Management Company Investment Management Company	Chief Investment Officer Chief Investment Officer and Director Director

Anthony D. Eisenberg	Tappan Street	Investing	Managing Member
	Palo Santo	Investing	Partner

Jason Chryssicas	BGC Partners, Inc.	Global Brokerage & Fintech	Head of Investor Relations

	Cantor Fitzgerald, L.P.	Financial Services	Head of Investor Relations

Joanna Lord	Reforge Inc.	Education	CMO

Bryan Dove	CommerceHub	Logistics	CEO
	Travalyst	Travel	Chairman
Curtis Collar	Nanotech Energy	Battery / Graphene	CEO / CMO

Darren Stanwood	Fields Texas Ltd. Holdings LLC	Investment Firm	Managing Member
	Baker Computer Services Inc.	Computer Equipment Repair	Chairman

Dominick J. Schiano	Evergreen Capital Partners LLC	Investment Advisory	President
	The Gores Group LL	Financial Services	Senior Advisor

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

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Joanna Lord, Bryan Dove, Curtis Collar, Darren Stanwood and Dominick J. Schiano qualify as our independent directors as defined under the Nasdaq rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.	Principal Accountant Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $136,380 and $81,000, respectively, for the services Marcum LLP performed in connection with our quarterly filings and the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firms fees were approximately $32,000 and $32,000, respectively, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firms fees were approximately $4,000 for each year, for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firms fees were approximately $184,000 and $184,000, respectively, for services related to other services and permitted due diligence services related to potential business combination.

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

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Business Combination Agreement dated as of December 11, 2023, by and among ACAB, Merger Sub and Abpro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)

3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

3.1.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

3.13	Amendment No. 2 to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023)

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.2	Specimen Series A Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

4.3	Specimen Public Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.4	Public Warrant Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.5	Specimen Private Warrant Certificate (included in Exhibit 4.6) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.6	Private Warrant Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

4.7*	Description of Securities

10.1	Letter Agreement, dated January 13, 2022, among the Company and our officers, directors, and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.2	Promissory Note, dated October 25, 2021, issued to Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021)

10.3	Investment Management Trust Agreement, dated January 13, 2022, between the Company and Continental Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.4	Registration Rights Agreement, dated January 13, 2022, among the Company, Atlantic Coastal Acquisition Management II LLC and certain securityholders of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.5	Securities Subscription Agreement, dated October 25, 2021, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021)

10.6	Private Placement Warrant Purchase Agreement, dated January 13, 2022, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.7	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021)

10.8	Expense Advancement Agreement, dated January 13, 2022, between the Company and Atlantic Coastal Acquisition Management II LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.9	Form of Sponsor Support Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023).

10.10	Form of Abpro Support Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023).

10.11	Form of Abpro Lock-Up Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023).

10.12	Sponsor Letter Agreement, dated as of December 11, 2023, by and among the Company, Atlantic Coastal Acquisition Management II LLC, Abpro Corporation and Abpro Bio Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023).

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy relating to Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

ATLANTIC COASTAL ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Atlantic Coastal Acquisition Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Atlantic Coastal Acquisition Corp. II (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit and consolidated statements of cash flows for the year ended December 31, 2023 and 2022, , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, , and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 19, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
March 28, 2024

ATLANTIC COASTAL ACQUISITION CORP. II
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$264,538	$392,446
Prepaid expenses	—	377,780
Cash and marketable securities held in Trust Account	29,728,990	—

Total Current Assets	29,993,528	770,226
Cash and marketable securities held in Trust Account	7,372,451	309,790,455

TOTAL ASSETS	$37,365,979	$310,560,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$469,268	$1,243,172
Excise tax payable	3,062,004	—
Accrued offering costs	5,000	75,000
Income taxes payable	308,194	823,991
Common stock to be redeemed (2,768,301 shares of Series A common stock)	29,728,990	—
Extension promissory note - related party	160,000	—
Advance from related parties	1,655,000	—

Total Current Liabilities	35,388,456	2,142,163
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	45,888,457	12,642,163

Commitments (Note 6)
Series A common stock subject to possible redemption; 667,391 and 30,000,000 shares issued and outstanding at December 31, 2023 and 2022 at redemption value of $10.93 and $10.30 per share, respectively	7,292,641	309,097,930
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,499,999 and none issued outstanding (excluding 667,391 and 30,000,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	749	—
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 7,500,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	750
Additional paid-in capital	—	—
Accumulated deficit	(15,815,868)	(11,180,162)

Total Stockholders’ Deficit	(15,815,118)	(11,179,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,365,979	$310,560,681

The accompanying notes are an integral part of these financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operation and formation costs	$1,666,056	$2,050,410

Loss from operations	(1,666,056)	(2,050,410)

Other income (expense):
Interest income – bank	52,304	1,848
Interest earned on Cash and marketable securities held in Trust Account	5,754,715	4,121,971
Penalties and interest on taxes	(142,041)	—
Unrealized loss on marketable securities held in Trust Account	—	(362,500)

Total other income, net	5,664,978	3,761,319

Income before provision for income taxes	3,998,922	1,710,909
Provision for income taxes	(1,177,463)	(823,991)

Net income	$2,821,459	$886,918

Weighted average shares outstanding, Redeemable common stock	11,257,894	28,438,356

Basic and diluted net income per share, Series A common stock	$0.15	$0.02

Weighted average shares outstanding, Nonredeemable Series A and Series B common stock	7,500,000	7,500,000

Basic and diluted net income per share, Series B common stock	$0.15	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	7,503,750	$750	$24,250	$(1,793)	$23,207
Sale of 13,850,000 Private Placement Warrants	—	—	—	—	13,850,000	—	13,850,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
Compensation Expense – Fair value of assigned Founder Shares to Apeiron	—	—	—	—	362,500	—	362,500
Fair value of Public Warrants at issuance	—	—	—	—	8,100,000	—	8,100,000
Allocated value of transaction costs to Series A common stock	—	—	—	—	(505,049)	—	(505,049)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	(21,831,701)	(12,065,287)	(33,896,988)
Net loss	—	—	—	—	—	886,918	886,918

Balance — December 31, 2022	—	—	7,500,000	750	—	(11,180,162)	(11,179,412)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(4,395,161)	(4,395,161)
Stockholder non-redemption agreement	—	—	—	—	1,378,126	—	1,378,126
Stockholder non-redemption agreement	—	—	—	—	(1,378,126)	—	(1,378,126)
Excise tax	—	—	—	—	—	(3,062,004)	(3,062,004)
Conversion of Series Class B shares to Series Class A Non-redeemable shares	7,499,999	749	(7,499,999)	(749)	—	—	—
Net income	—	—	—	—	—	2,821,459	2,821,459

Balance — December 31, 2023	7,499,999	$749	1	$1	$—	$(15,815,868)	$(15,815,118)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,821,459	$886,918
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Cash and marketable securities held in Trust Account	(5,754,715)	(4,121,971)
Compensation expenses	—	362,500
Changes in operating assets and liabilities:
Prepaid expenses	377,780	(377,780)
Accrued expenses	(773,904)	1,241,379
Income taxes payable	(515,797)	823,991

Net cash used in operating activities	(3,845,177)	(1,184,963)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(160,000)	(306,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	2,132,269	331,516
Cash withdrawn from Trust Account in connection with redemption	276,471,460	—

Net cash provided by (used in) investing activities	278,443,729	(305,668,484)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,240,000
Proceeds from sale of Private Placement Warrants	—	13,850,000
Proceeds from extension promissory note – related party	160,000	49,262
Proceeds from convertible promissory note - related party	—	—
Repayment of promissory note – related party	—	(149,539)
Advances from related party	1,655,000	—
Payment of offering costs	(70,000)	(743,830)
Redemption of common stock	(276,471,460)	—

Net cash (used in) provided by financing activities	(274,726,460)	307,245,893

Net Change in Cash	(127,908)	392,446
Cash – Beginning	392,446	—

Cash – Ending	$264,538	$392,446

Supplementary cashflow information:
Income taxes paid	$1,799,627	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$717,219

Initial classification of Series A common stock subject to possible redemption	$—	$309,097,930

Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS
Atlantic Coastal Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). On November 30, 2023 the Company formed Abpro Merger Sub Corp. (“Merger Sub”), a wholly owned subsidiary of the Company.
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company instructed the Trustee in December 29, 2023 to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation.
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
The Initial Stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination prior to September 19, 2024 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Initial Business Combination or to redeem
100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
On April 18, 2023, the company held the Meeting to approve an extension of time for the Company to consummate an initial business combination from April 19, 2023 to October 19, 2023, subject to additional Extension(s) up to December 19, 2023 upon election by the Sponsor. The extension was approved and a result 26,564,308 shares of the Company’s Series A common stock were redeemed at approximately $10.41 per share.

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

p
er share. In the event that the Company does not complete a business combination, the amounts loaned under the Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven.
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
On December 15, 2023, the company held the Meeting to approve an extension of time for the Company to consummate an initial business combination from December 19, 2023 to March 19, 2024, subject to deposits into the trust account maintained for the benefit of the Company’s public stockholders the lesser of (a) $30,000 or (b) $0.045 for each Public Share that is not redeemed in connection with the Meeting. If the Company has not consummated a Business Combination by the Extended Date, the Company may, without another stockholder vote, elect to extend the Extended Date on a monthly basis up to six times by an additional one month each time thereafter, until September 19, 2024. The extension was approved and a result 2,768,301 public shares of Series A common stock exercised and did not reverse, their right to redeem their public shares in connection with the vote upon the Charter Amendment Proposal. As a result of the foregoing, those holders will receive a payment of approximately $10.68 per share redeemed. This resulted in $29,728,990 being withdrawn from the trust account and paid to redeeming stockholders. The payment to the redeeming stockholders was processed in January 2024, as such $29,728,990 has been removed form Series A common stock subject to redemption and recorded as common stock to be redeemed.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
At December 31, 2023, the Company had $264,538 in its operating bank accounts and a working capital deficit of $5,394,929.
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
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40
“Presentation of Financial Statements—Going Concern,” the Company has until April 19, 2024, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 19, 2024, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to April 19, 2024, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2024.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
On April 18, 2023 and December 13, 2023, the Company’s stockholders redeemed 26,564,308 Series Class A shares for a total of $276,471,460 and redeemed 2,768,301 Series Class A shares for a total of $29,728,990, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $3,062,004 of excise tax liability calculated as 1% of shares redeemed.
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

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022. The Company had $264,538 and $392,446 in cash at December 31, 2023 and 2022, respectively.
Cash and Marketable Securities Held in Trust Account
At December 31, 2023 and 2022, all of the Company’s investments held in the Trust Account are invested in cash and money market funds invested primarily in United States Treasuries and are classified as trading securities, respectively. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company instructed the Trustee in December 29, 2023 to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation.
Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.

As of December 31, 2023 and 2022, the Series A common stock reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988

Series A common stock subject to possible redemption, December 31, 2022	$309,097,930
Less:
Redemption	(276,471,460)
Redemptions (redeemed in December 2023, paid in January 2024)	(29,728,990)
Plus:
Remeasurement of carrying value to redemption value	4,395,161

Series A common stock subject to possible redemption, December 31, 2023	$7,292,641

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
As of December 31, 2023 and 2022, there were no deferred offering costs recorded in the accompanying consolidated balance sheets respectively.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net income per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Redeemable	Nonredeemable Series A and Series B	Series A	Series B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$1,693,350	$1,128,109	$701,826	$185,092
Denominator:
Basic and diluted weighted average shares outstanding	11,257,894	7,500,000	28,438,356	7,500,000
Basic and diluted net income per common stock	$0.15	$0.15	$0.02	0.02
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.
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
Recent Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.
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
In June 2016, the FASB issued Accounting Standards Update (“ASU”)
2016-13–Financial
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
ASU2016-13
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
Promissory Note — Related Party
On October 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and is payable on the earlier of April 30, 2022, or the consummation of the Initial Public Offering. As of December 31, 2023 and 2022, the Company has no outstanding balance under the Promissory Note, respectively.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination. In addition, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us additional funds as may be required. If the Company consummated an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The final terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of December 31, 2023 and 2022.
Extension Promissory Notes — Related Party
On October 14, 2023 and November 14, 2023, the Company issued non-interest
bearing, unsecured promissory notes in the principal amount of $80,000, respectively, (the “Extension Promissory Notes”) to the Sponsor. The $80,000 was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a business combination. Upon the closing of a business combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a business combination, the amounts loaned under the Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of December 31, 2023, the Company owed $160,000 due under the Extension Promissory Notes with no further borrowings available.
On December 18, 2023, the Company amended the Extension Promissory Notes to remove the Sponsors right to convert the note into Series A common stock at a price equal to $10.20 per share.
Advance from Related Party
On December 8, 2023, December 11, 2023, and December 12, 2023, the Sponsor advanced the Company $10,000, $1,630,000, and $15,000, respectively, to fund tax obligations. As of December 31, 2023, the Sponsor advanced the Company $1,655,000 and is reflected in the consolidated balance sheets.
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

Advisors
On January 7, 2022, the Company and Farvahar Capital (“Farvahar”) entered into an agreement under which Farvahar served as an advisor to the Company in connection with the Initial Public Offering. Farvahar was engaged to represent the Company’s interests only and is independent of the underwriters. The underwriters reimbursed the Company for the fees payable to Farvahar in respect of the provision of such advisory services. The Company agreed to pay Farvahar a fee of 0.08% of the gross proceeds of the Initial Public Offering, including any exercise of the underwriters’ overallotment option with respect to the Initial Public Offering or $240,000 in the aggregate. Farvahar did not act as an underwriter in connection with the Initial Public Offering; it did not identify or solicit potential investors in the Initial Public Offering. As of December 31, 2022, the Company received the reimbursement from the underwriters and paid Farvahar.
Capital Market Advisor
On April 11, 2023, the Company entered into a services agreement with and advisor. The advisor will provide advisory services as it pertains to a business combination. Upon the closing of a business combination the advisor will be paid a fee for their services. All consideration is to be paid simultaneously with the closing of the business combination.
Non-Redemption
Agreement
On or about April 4, 2023, the Company and Atlantic Coastal Acquisition Management II LLC (the “Sponsor”), entered into agreements
(“Non-Redemption
Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of
3,300,900shares(“Non-Redeemed
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
Shares through the Meeting.
Business Combination Agreement
On December 11, 2023, the Company, Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”), and Abpro Corporation, a Delaware corporation “Abpro”), entered into a business combination agreement (the “Business Combination Agreement”).
Pursuant to the Business Combination Agreement, on the Closing Date (as defined in the Business Combination Agreement), Merger Sub, a newly formed, wholly-owned direct subsidiary of the Company, will be merged with and into the Abpro (the “Business Combination,” together with the other transactions related thereto, the “Proposed Transactions”), with the Abpro surviving the Business Combination as a wholly-owned direct subsidiary of the Company (the “Surviving Company”). In connection with the consummation of the Business Combination, the Company will change its corporate name to “Abpro Corporation”. The respective boards of directors of the Company and Abpro have duly approved the Business Combination Agreement and the transactions contemplated thereby.
Immediately prior to the effective time of the Business Combination (the “Effective Time”), Abpro will cause (i) all outstanding Abpro convertible notes to be converted into shares of Company Common Stock, (ii) all outstanding Abpro warrants to acquire equity securities of the Company to be converted into a number of shares of shares of Company Common Stock and (iii) the Abpro Preferred Shares (including those shares resulting from the convertible notes conversion and warrant conversion) that are issued and outstanding immediately prior to the Effective Time to be converted into shares of Abpro Common Stock.
Conditions to closing
The obligations of the Company and Abpro to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or governmental order or other legal restraint or prohibition preventing the consummation of the Business Combination, (iii) the Registration Statement being declared effective under the Securities Act, (iv) the ACAB New Common Shares to be issued in connection with the Business Combination having been approved for listing on Nasdaq, (v) the approval of certain of the the Company Proposals by the Company’s stockholders, (vi) obtaining the Abpro written consent approving the Business Combination; (vii) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with
Rule 3a51-1(g)(1) of
the Securities Exchange Act of 1934, as amended) remaining after the Closing; and (viii) the Company arranging for binding commitments of at least $8.7 million in available closing cash consisting of funds in the Trust Account (after reduction for payments made in connection with redemptions by the Company stockholders) plus any funds available pursuant to a PIPE Financing, forward purchase agreement, equity line of credit, convertible note financing and other sources of financing, less any Unpaid SPAC Expenses, as described in the Business Combination Agreement, subject to the Abpro’s waiver of such amount.

Sponsor Letter Agreement
On December 11, 2023, Atlantic Coastal Acquisition Management II LLC, a Delaware limited liability company (the “Sponsor”) entered into an agreement with the Company, the Abpro and Abpro Bio Co., Ltd (the “Sponsor Letter Agreement”), whereby Sponsor agrees to (i) retain 2.95 million shares of the Company’s Series A Common Stock held by it, (ii) divide 2,458,333 shares of the Company’s Series A Common Stock held by it among the Sponsor, who will be entitled to 491,667 of the shares, Abpro, who will be entitled to 983,333 of the shares, and Abpro Bio Co., Ltd, who will be entitled to 983,333 of the shares, for such party to use to obtain non-redemption commitments
from the Company’s stockholders or other capital for ACAB or the Surviving Company (with any shares unused for such purpose to be retained by such party) and (ii) forfeit the remainder of any the Company’s Series A Common Stock and the Company’s Series B Common Stock held by it.
Sponsor Support Agreement
On December 11, 2023, the Company, Abpro and the Sponsor entered into the Sponsor Support Agreement pursuant to which the Sponsor agreed to, among other things, vote all of its shares of the Company’s Series A Common Shares and the Company’s Series B Common Shares held by it, whether now owned or hereafter acquired, (i) in favor of the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby (including the Business Combination), and (ii) against any proposal, action or agreement that would impede, interfere with, delay, postpone or discourage any provision of the Sponsor Support Agreement, the Business Combination Agreement or the transactions contemplated thereby (including the Business Combination). In addition, in the Sponsor Support Agreement, the Sponsor agrees to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of the Company’s Series B Common Stock held by the Sponsor convert into shares of the Company’s Series A Common Stock in connection with the transactions contemplated by the Business Combination Agreement.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 7,499,999 and no shares of Series A common stock issued and outstanding, excluding 667,391 and 30,000,000 shares subject to possible redemption, respectively.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022, there were 7,500,000 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, 1 and 7,500,000 Series B common stock are issued and outstanding at December 31, 2023 and 2022, respectively.
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
basis.

Warrants —
As of December 31, 2023 and 2022, there are 15,000,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
As of December 31, 2023 and 2022, there are 13,850,000 Private Placement Warrants, The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	$686,905	$388,575

Total deferred tax assets	686,905	388,575
Valuation allowance	(686,905)	(388,575)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$1,177,463	$823,991
Deferred	(298,330)	(388,575)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	298,330	388,575

Income tax provision	$1,177,463	$823,991

As of December 31, 2023 and 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $298,330 and $388,575, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Meals & entertainment	0.00%	4.45%
Business combination expenses	0.24%	0.00%
Fines and penalties	0.75%	0.00%
Change in valuation allowance	7.46%	22.71%

Income tax provision	29.45%	48.16%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
NOTE 9. FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$309,790,455

NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On January 11, 2024, the Company entered into an amended services agreement with and advisor, that was originally entered into on April 11, 2023. The advisor will provide advisory services as it pertains to a business combination. Upon the closing of a business combination the advisor will receive 200,000 shares of Series a common stock in the post-closing Company and 4% of the gross proceeds raised from investors and received by the Company or the target prior to the business combination or simultaneously. All consideration is to be paid simultaneously with the closing of the business combination.
On January 18, 2024, the Sponsor, the Company, Abpro and Abpro Bio entered into an amendment to the Sponsor Letter Agreement (the “Amended Sponsor Letter Agreement”), which amended the amount of shares each party thereunder is entitled to, consistent with the description previously disclosed on December 11, 2023 and as contemplated in the Business Combination Agreement, dated as of December 11, 2023, by and among the Company, Abpro Merger Sub Corp., a Delaware corporation, and Abpro. For the avoidance of doubt, the Amended Sponsor Letter Agreement supersedes and replaces the Sponsor Letter Agreement in its entirety.
On January 21, 2024, the Company received a partial waiver from an underwriter from the initial public offering that was entitled to a portion of the deferred underwriter fee. Subject to the closing of the businesses combination between the Company and Abpro, the underwriter waived $4,290,000 of the underwriter fee in exchange for 600,000 of common stock in the post-merger Company.
On January 22, 2024, the Company issued a press release announcing that it filed a Registration Statement on Form
S-4
with the Securities and Exchange Commission (“SEC”) on January 19, 2024 in connection with the previously announced proposed business combination with Abpro (the “Business Combination”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024	ATLANTIC COASTAL ACQUISITION CORP. II

	By:	/s/ Shahraab Ahmad
Name: Shahraab Ahmad
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahraab Ahmad Shahraab Ahmad	Chairman and Chief Executive Officer (Principal executive officer)	March 28, 2024

/s/ Jason Chryssicas Jason Chryssicas	Chief Financial Officer (Principal financial and accounting officer)	March 28, 2024

/s/ Anthony D. Eisenberg Anthony D. Eisenberg	Director	March 28, 2024

/s/ Burt Jordan Burt Jordan	Director	March 28, 2024

/s/ Joanna Lord Joanna Lord	Director	March 28, 2024

/s/ Bryan Dove Bryan Dove	Director	March 28, 2024

/s/ Curtis Collar Curtis Collar	Director	March 28, 2024

/s/ Darren Stanwood Darren Stanwood	Director	March 28, 2024

/s/ Dominick J. Schiano Dominick J. Schiano	Director	March 28, 2024