Form 10-K/A
period 2023-12-31
Atlantic Coastal Acquisition Corp. II
filed 2024-04-01
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 1

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
29
, 2024, there were 8,167,390 shares of Series A common stock, par value $0.0001 per share, and one
share of Series B common stock, par value $0.0001 per share of the registrant issued and outstanding.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 29, 2024, is to furnish a revised Report of Independent Registered Public Accounting Firm in the financial statements filed therewith.
No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

If we are unable to complete an initial business combination on or prior to April 19, 2024 (or September 19, 2024, subject to approval by the ACAB Board), our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account (or less than $10.20 per share in certain circumstances where a third party brings a claim against us that the Sponsor is unable to indemnify), and our warrants will expire worthless.

If we are unable to complete an initial business combination on or prior to April 19, 2024 (or September 19, 2024, subject to approval by the ACAB Board), our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account (or less than $10.20 per share in certain circumstances where a third party brings a claim against us that the Sponsor is unable to indemnify (as described below)), and our warrants will expire worthless. On December 15, 2023, the stockholders of ACAB approved the proposal to extend the Completion Window to March 19, 2024 and further provide that the ACAB Board may, without another stockholder vote, further extend the Completion Window on a monthly basis up to six times by an additional one month each time thereafter by resolution of the ACAB Board, if requested by the Sponsor, until September 19, 2024, subject in each case to certain advance notice requirements.

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Atlantic Coastal Acquisition Corp. II (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses on or before April 19, 2024, subject to deposits into the trust account maintained for the benefit of the Company’s public stockholders the lesser of (a) $30,000 or (b) $0.045 for each Public Share that is not redeemed in connection with the Meeting, or the Company may, without another stockholder vote, elect to extend the business combination deadline on a monthly basis by an additional six months through September 19, 2024. The Company entered into a business combination agreement with a business combination target on December 11, 2023; however, the completion of this transaction is subject to the conditions noted above. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
East Hanover, NJ
March 2
8
, 2024

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

March 29, 2024	ATLANTIC COASTAL ACQUISITION CORP. II

	By:	/s/ Shahraab Ahmad
Name: Shahraab Ahmad
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahraab Ahmad Shahraab Ahmad	Chairman and Chief Executive Officer (Principal executive officer)	March 29, 2024

/s/ Jason Chryssicas Jason Chryssicas	Chief Financial Officer (Principal financial and accounting officer)	March 29, 2024

/s/ Anthony D. Eisenberg Anthony D. Eisenberg	Director	March 29, 2024

/s/ Burt Jordan Burt Jordan	Director	March 29, 2024

/s/ Joanna Lord Joanna Lord	Director	March 29, 2024

/s/ Bryan Dove Bryan Dove	Director	March 29, 2024

/s/ Curtis Collar Curtis Collar	Director	March 29, 2024

/s/ Darren Stanwood Darren Stanwood	Director	March 29, 2024

/s/ Dominick J. Schiano Dominick J. Schiano	Director	March 29, 2024