Form 10-Q
period 2024-03-31
Atlantic Coastal Acquisition Corp. II
filed 2024-07-09
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission filenumber:
001-41224

ATLANTIC COASTAL ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 St Johns Lane
, Floor 5
New York,
New York
10013
(Address of principal executive offices)
(
248
)
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
Yes
 ☒ No ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer,a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
the Exchange Act). Yes ☒ No ☐
As of
July 9
, 2024, there were 8,167,390 shares of Series A common stock, $0.0001 par value and 1 share of Series B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023.
ASSETS
Current assets
Cash and cash equivalents	$10,613	$264,538
Prepaid expenses	15,143	—
Cash and marketable securities held in Trust Account	—	29,728,990

Total Current Assets	25,756	29,993,528

Cash held in Trust Account	7,508,088	7,372,451

TOTAL ASSETS	$7,533,844	$37,365,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,360,707	$469,268
Excise tax payable	3,062,004	3,062,004
Accrued offering costs	5,000	5,000
Income taxes payable	312,334	308,194
Common stock to be redeemed (2,768,301 shares of Series A common stock)	—	29,728,990
Extension promissory note - related party	160,000	160,000
Advance from related parties	1,705,000	1,655,000

Total Current Liabilities	6,605,045	35,388,456
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	17,105,045	45,888,456

Commitments (Note 6)
Series A common stock subject to possible redemption; 667,391 shares issued and outstanding at March 31, 2024 and December 31, 2023 at redemption value of $ 11.11 and $ 10.93 per share, respectively	7,413,838	7,292,641
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,499,999 issued outstanding (excluding 667,391 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	749	749
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	—	—
Accumulated deficit	(16,985,789)	(15,815,868)

Total Stockholders’ Deficit	(16,985,039)	(15,815,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,533,844	$37,365,979

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operation and formation costs	$1,141,068	$537,558

Loss from operations	(1,141,068)	(537,558)

Other income:
Interest income – bank	847	3,542
Interest earned on marketable securities held in Trust Account	95,637	3,284,542

Total other income	96,484	3,288,084
(Loss) income before provision for income taxes	(1,044,584)	2,750,526
Provision for income taxes	(4,140)	(679,998)

Net (loss) income	$(1,048,724)	$2,070,528

Weighted average shares outstanding, Redeemable Series A common stock	667,391	30,000,000

Basic and diluted net (loss) income per share, Redeemable Series A common stock	$(0.13)	$0.06

Weighted average shares outstanding, Non Redeemable Series A and Series B common stock	7,500,000	7,500,000

Basic and diluted net (loss) income per share, Non Redeemable Series A and Series B common stock	$(0.13)	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	7,499,999	$749	1	$1	$—	$(15,815,868)	$(15,815,118)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(121,197)	(121,197)
Net loss	—	—	—	—	—	(1,048,724)	(1,048,724)

Balance — March 31, 2024	7,499,999	$749	1	$1	$—	$(16,985,789)	$(16,985,039)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	7,500,000	750	$—	$(11,180,162)	$(11,179,412)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(2,554,544)	(2,554,544)
Net income	—	—	—	—	—	2,070,528	2,070,528

Balance — March 31, 2023	—	$—	7,500,000	$750	$—	$(11,664,178)	$(11,663,428)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,048,724)	$2,070,528
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(95,637)	(3,284,542)
Changes in operating assets and liabilities:
Prepaid expenses	(15,143)	100,571
Accrued expenses	891,439	336,223
Income taxes payable	4,140	679,998

Net cash used in operating activities	(263,925)	(97,222)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(40,000)	$—
Cash withdrawn from Trust Account in connection with redemption	29,728,990	—

Net cash provided by investing activities	29,688,990	—

Cash Flows from Financing Activities:
Advances from related party	$50,000	$—
Proceeds from extension promissory note - related party	—	—
Redemption of common stock	(29,728,990)	—

Net cash used in financing activities	(29,678,990)	—

Net Change in Cash	(253,925)	(97,222)
Cash – Beginning of period	264,538	392,446

Cash – End of period	$10,613	$295,224

Non-cash investing and financing activities:
Remeasurement of carrying value to redemption value	$121,197	$2,554,544

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)
NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS
Atlantic Coastal Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”). On November 30, 2023 the Company formed Abpro Merger Sub Corp. (“Merger Sub”), a wholly owned subsidiary of the Company.
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 19, 2022, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
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
While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account are intended to be applied generally toward completing a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve
a
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
The Initial Stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination prior to September 19, 2024 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem

100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Company had 15 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. On April 18, 2023, the company held the Meeting to approve an extension of time for the Company to consummate a Business Combination from April 19, 2023 to October 19, 2023, subject to additional Extension(s) up to December 19, 2023 upon election by the Sponsor. The extension was approved and a result

26,564,308
shares of the Company’s Series A common stock were redeemed at approximately $
10.41
per share.
On April 18, 2023, the Sponsor, the Company’s independent directors, and Apeiron Investment Group Ltd (collectively, the “Series B Holders”) voluntarily converted 7,499,999 shares of Series B
c
ommon
s
tock of the Company they held as of such date into 7,499,999 shares of Series A common stock of the Company (the “Conversion”) in accordance with the amended and restated certificate of incorporation, as amended. With respect to shares of Series A common stock that they received as result of the Conversion, the Series B Holders (i) agreed that they would not vote such stock until after the closing of a
B
usiness
C
ombination and (ii) acknowledged that such stock would not be entitled to any distribution from the Company’s trust account. As a result of the Conversion and the results of the Meeting described above, the Company has an aggregate of 10,935,691 shares of Series A common stock outstanding and 1 share of Series B
c
ommon
s
tock (held by the Sponsor) outstanding.
On October 14, 2023 and November 14, 2023, the Company issued non-interest
bearing, unsecured promissory notes in the aggregate principal amount of $80,000, respectively, (the “Notes”) to the Sponsor. The
 $80,000
of proceeds was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a Business Combination. Upon the closing of a Business Combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Notes into Series A common stock of the Company at a price equal to
$10.20 per share. In the event that the Company does not complete a
B
usiness
C
ombination, the amounts loaned under the Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven.
On October 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Combination Period from October 19, 2023 to November 19, 2023.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

On November 14, 2023, by resolution of the board of directors of the Company, the Company extended the expiration date of the Combination Period from November 19, 2023 to December 19, 2023.
On December 11, 2023, the Company, Abpro Merger Sub Corp., a Delaware corporation, and Abpro Corporation, a Delaware corporation (“Abpro”), entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Merger”). Please see the Current Report on Form
8-K
filed on December 12, 2023 for more information on the terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination provisions and other terms relating to the Merger.
On December 15, 2023, the company held the Meeting to approve an extension of time for the Company to consummate a Business Combination from December 19, 2023 to March 19, 2024, subject to deposits into the trust account maintained for the benefit of the Company’s public stockholders the lesser of
 (a) $30,000 or (b) $0.045 for each Public Share that is not redeemed in connection with the Meeting. If the Company has not consummated a Business Combination by the Extended Date, the Company may, without another stockholder vote, elect to extend the Extended Date on a monthly basis up to six times by an additional one month each time thereafter, until September 19, 2024. The extension was approved and a result 2,768,301 public shares of Series A common stock exercised and did not reverse, their right to redeem their
P
ublic
S
hares in connection with the vote upon the Charter Amendment Proposal. As a result of the foregoing, those holders will receive a payment of approximately $10.68 per share redeemed. This resulted in $29,728,990 being withdrawn from the trust account and paid to redeeming stockholders. The payment to the redeeming stockholders was processed in January 2024, as such $29,728,990 has been removed form Series A common stock subject to redemption and recorded as common stock to be redeemed.
For the period ending March 31, 2024, $40,000
of extension payments have been made to extend the time to consummate a Business Combination to April
1
9
, 2024. On April 1
7
, 2024, an additional

$10,000
extension payment was made to extend until May 19, 2024. On May
20
, 2024 and June 26, 2024, an additional $
10,000
extension payment was made to extend until July 19, 2024.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern and Liquidity
At March 31, 2024, the Company had $10,613 in its operating bank accounts and a working capital deficit of $6,579,289.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40“Presentation
of Financial Statements—Going Concern,” the Company has until July 19, 2024, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before July 19, 2024, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a Business Combination on or prior to July 19, 2024, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 19, 2024.
Risks and Uncertainties
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
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and impact the Company’s ability to complete a Business Combination.
On April 18, 2023 and December 13, 2023, the Company’s stockholders redeemed 26,564,308 shares of Series A common stock for a total of
 $276,471,460 and redeemed 2,768,301
shares of Series A common stock for a total of

$29,728,990,
respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of March 31, 2024 and December 31, 2023, the Company recorded
 $3,062,004 of excise tax liability calculated as 1% of shares redeemed.
On January 21, 2024, the Company received a partial waiver from an underwriter from the initial public offering that was entitled to a portion of the deferred underwriter fee. Subject to the closing of the Merger, the underwriter waived

$4,290,000 of the underwriter fee in exchange for 600,000 of common stock in the post-merger Company.
On January 22, 2024, the Company issued a press release announcing that it filed a Registration Statement on Form
S-4
with the Securities and Exchange Commission (“SEC”) on January 19, 2024 in connection with the previously announced Merger.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023. The Company had $10,613 and $264,538 in cash at March 31, 2024 and December 31, 2023, respectively.
Cash and Marketable Securities Held in Trust Account
At March 31, 2024 and December 31, 2023, all of the Company’s investments held in the Trust Account are invested in cash.
As of March 31, 2024, the Company had spent approximately $260,000 of cash for operating expenses with funds related to amounts previously withdrawn from the trust account to pay tax obligations.
On May 31 and June 1, 2024, the Sponsor advanced the Company $245,000 and $25,000, respectively, to fund the account for the funds used in operations.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.
As of March 31, 2024 and December 31, 2023, the Series A common stock reflected in the unaudited condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988

Series A common stock subject to possible redemption, December 31, 2022	$309,097,930
Less:
Redemption	(276,471,460)
Redemptions (redeemed in December 2023, paid in January 2024)	(29,728,990)
Plus:
Remeasurement of carrying value to redemption value	4,395,161

Series A common stock subject to possible redemption, December 31, 2023	$7,292,641
Plus:
Remeasurement of carrying value to redemption value	121,197

Series A common stock subject to possible redemption, March 31, 2024	$7,413,838

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
As of March 31, 2024 and December 31, 2023, there were no deferred offering costs recorded in the accompanying unaudited condensed consolidated balance sheets respectively.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.40% and 24.72% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21
% for the three months ended March 31, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets, a prior year true up and non-deductable M&A costs.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net (Loss) Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Redeemable Series A	Non redeemable Series A and Series B	Redeemable Series A	Non redeemable Series A and Series B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(85,696)	$(963,028)	$1,656,422	$414,106
Denominator:
Basic and diluted weighted average shares outstanding	667,391	7,500,000	30,000,000	7,500,000

Basic and diluted net (loss) income per common stock	$(0.13)	$(0.13)	$0.06	0.06
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheet, primarily due to their short-term nature.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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
Recent Accounting Standards
In December 2023, the FASB issued ASU
No. 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU
2023-09”),
which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU
2023-09
will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU
2023-09
will become effective for Annual periods beginning after December 15, 2024. The adoption of ASU
2023-09
will not have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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
On October 25, 2021, the Sponsor transferred 250,000 Founder Shares to five director nominees (50,000 shares to each director nominee) for no consideration, to serve in his or her capacity as an independent director of the Company. The Company assigned the number of shares of Series B common stock of the Company, par value $0.0001 per share. The transfer of the Founders Shares to five director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these directors are forfeited if their status as director is terminated for any reason prior to the date of a Business Combination and, as such, there has been no stock-based compensation expense recognized in the accompanying financial statements.
On December 1, 2021, the Company and Apeiron Investment Group Ltd. (“Apeiron”) entered into an Agreement to which Apeiron will serve as an advisor to the Company in connection with identifying one or more businesses with which the Company may effectuate a Business Combination. As consideration for Apeiron’s willingness to provide the service set forth in the Agreement, the Sponsor shall pay or transfer to Apeiron (or its designee) on behalf of the Company a non-refundable fee in the form of

50,000 shares of the Company’s Series B common stock (“Fee Shares”). The transfer of the Founder Shares to Apeiron is not directly related to or in connection with the Initial Public Offering and not within the scope of offering costs as defined in Note 2. The transfer of the Fee Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 Fee Shares granted to Apeiron was $362,500 or $7.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the closing date of the Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company recognized $362,500 in the operations as stock-based compensation expense as the Company determined that the performance condition has been met at the date of issuance/closing of the Initial Public
Offering.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Working Capital

Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination. In addition, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us additional funds as may be required. If the Company consummated a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to
 $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of March 31, 2024 and December 31, 2023.
Extension Promissory Notes — Related Party
On October 14, 2023 and November 14, 2023, the Company issued non-interest bearing, unsecured promissory notes in the principal amount of
 $80,000,
respectively, (the “Extension Promissory Notes”) to the Sponsor. The
 $80,000
of cash proceeds was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a Business Combination. Upon the closing of a Business Combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Extension Promisorry Notes into Series A common stock of the Company at a price equal to
 $10.20
per share. In the event that the Company does not complete a Business Combination, the amounts loaned under the Extension Promisorry Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of March 31, 2024 and December 31, 2023, the Company owed $
160,000

under the Extension Promissory Notes with no further borrowings available.
On December 18, 2023, the Company amended the Extension Promissory Notes to remove the Sponsors right to convert the note into Series A common stock at a price equal to $10.20 per share.
Advance from Related Party
As of March 31, 2024 and December 31, 2023, the Sponsor advanced the Company $1,705,000 and 1,655,000
, respectively,
and is reflected in the unaudited condensed consolidated balance sheets.
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
On January 21, 2024, the Company received a partial waiver from an underwriter from the initial public offering that was entitled to a portion of the deferred underwriter fee. Subject to the closing of the Business Combination between the Company and Abpro, the underwriter waived $4,290,000 of the underwriter fee in exchange for 600,000 of common stock in the post-merger Company.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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
Capital Market Advisor
On April 11, 2023, the Company entered into a services agreement with an advisor. The advisor will provide advisory services as it pertains to a Business Combination. Upon the closing of a Business Combination the advisor will be paid a fee for their services. All consideration is to be paid simultaneously with the closing of a Business Combination.
On January 11, 2024, the Company entered into an amended engagement letter with the advisor pursuant to which the Company engaged the advisor to act as its capital markets advisor in connection with an initial business combination, in exchange for the right to receive (i) 200,000 Founder Shares, such shares to be delivered following the closing of a Business Combination and (ii) a transaction fee in connection with any such offering involving the advisor equal to 4% of the gross proceeds raised in connection with such offering, subject to the terms of the amended engagement letter. The amended engagement letter with the advisor supersedes and replaces the prior engagement letter entered into on April 11, 2023.
Non-Redemption
Agreement
On or about April 4, 2023, the Company and the Sponsor entered into agreements (“Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 3,300,900
shares (“Non-Redeemed Shares”) of the Company’s Public Shares at the special meeting called by the Company (the “Meeting”) to approve an extension of time for the Company to consummate a Business Combination (the “Charter Amendment Proposal”) from
 April 19, 2023 to October 19, 2023 (an “Extension”), subject to additional Extension(s) up to December 19, 2023 upon election by the Sponsor. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 825,225 shares of the Company held by the Sponsor immediately following consummation of Business Combination if they continued to hold such
Non-Redeemed
Shares through the Meeting.
Business Combination Agreement
On December 11, 2023, the Company, Merger Sub, and Abpro, entered into the Business Combination Agreement.
Pursuant to the Business Combination Agreement, on the Closing Date (as defined in the Business Combination Agreement), Merger Sub, a newly formed, wholly-owned direct subsidiary of the Company, will be merged with and into the Abpro (the “together with the other transactions related thereto, the “Merger”), with the Abpro surviving the Merger as a wholly-owned direct subsidiary of the Company (the “Surviving Company”). In connection with the consummation of the Merger, the Company will change its corporate name to “Abpro Corporation”. The respective boards of directors of the Company and Abpro have duly approved the Business Combination Agreement and the transactions contemplated thereby.
Immediately prior to the effective time of the Merger (the “Effective Time”), Abpro will cause (i) all outstanding Abpro convertible notes to be converted into shares of Company Common Stock, (ii) all outstanding Abpro warrants to acquire equity securities of the Company to be converted into a number of shares of shares of Company Common Stock and (iii) the Abpro Preferred Shares (including those shares resulting from the convertible notes conversion and warrant conversion) that are issued and outstanding immediately prior to the Effective Time to be converted into shares of Abpro Common Stock.
Conditions to closing
The obligations of the Company and Abpro to consummate the Merger are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or governmental order or other legal restraint or prohibition preventing the consummation of the Merger, (iii) the Registration Statement being declared effective under the Securities Act, (iv) the ACAB New Common Shares to be issued in connection with the Merger having been approved for listing on Nasdaq, (v) the approval of certain of the Company Proposals by the Company’s stockholders, (vi) obtaining the Abpro written consent approving the Merger; (vii) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with
Rule 3a51-1(g)(1) of
the Exchange Act) remaining after the Closing; and (viii) the Company arranging for binding commitments of at least $8.7 million in available closing cash consisting of funds in the Trust Account (after reduction for payments made in connection with redemptions by the Company stockholders) plus any funds available pursuant to a PIPE Financing, forward purchase agreement, equity line of credit, convertible note financing and other sources of financing, less any Unpaid SPAC Expenses, as described in the Business Combination Agreement, subject to the Abpro’s waiver of such amount.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Sponsor Letter Agreement
On December 11, 2023, the Sponsor entered into an agreement with the Company, the Abpro and Abpro Bio Co., Ltd (the “Sponsor Letter Agreement”), whereby Sponsor agrees to (i) retain
 2.95
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
On January 18, 2024, the Sponsor, the Company, Abpro and Abpro Bio entered into an amendment to the Sponsor Letter Agreement (the “Amended Sponsor Letter Agreement”), which amended the amount of shares each party thereunder is entitled to, consistent with the description previously disclosed on December 11, 2023 and as contemplated in the Business Combination Agreement, dated as of December 11, 2023, by and among the Company, Abpro Merger Sub, and Abpro. For the avoidance of doubt, the Amended Sponsor Letter Agreement supersedes and replaces the Sponsor Letter Agreement in its entirety.
Sponsor Support Agreement
On December 11, 2023, the Company, Abpro and the Sponsor entered into the Sponsor Support Agreement pursuant to which the Sponsor agreed to, among other things, vote all of its shares of the Company’s Series A common shares and the Company’s Series B common shares held by it, whether now owned or hereafter acquired, (i) in favor of the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby, and (ii) against any proposal, action or agreement that would impede, interfere with, delay, postpone or discourage any provision of the Sponsor Support Agreement, the Business Combination Agreement or the transactions contemplated thereby. In addition, in the Sponsor Support Agreement, the Sponsor agrees to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of the Company’s Series B common stock held by the Sponsor convert into shares of the Company’s Series A common stock in connection with the transactions contemplated by the Business Combination Agreement.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 7,499,999 shares of Series A common stock issued and outstanding, excluding 667,391 shares subject to possible redemption, respectively.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022, there were 7,500,000 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, 1 Series B common stock are issued and outstanding at March 31, 2024 and December 31, 2023.
Holders of Series A common stock and Series B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.
The shares of Series B common stock will automatically convert into shares of Series A common stock concurrently or immediately following the consummation of a Business Combination, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional shares of Series A common stock, or equity-linked securities, are issued or deemed issued in connection with a Business Combination, the number of shares of Series A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate
,

20%
of the total number of shares of Series A common stock outstanding after such conversion (after giving effect to any redemption of shares of Series A common stock by Public Stockholders), including the total number of shares of Series A common stock, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Series A common stock or equity-linked securities exercisable for or convertible into shares of Series A common stock issued, or to be issued, to any seller in a Combination and any Private Placement Warrants issued to the Sponsor, officers, or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Warrants —
As of March 31, 2024 and December 31, 2023, there are 15,000,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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
As of March 31, 2024 and December 31, 2023, there were 13,850,000 Private Placement Warrants, The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection the with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On April 2, 2024, the Company filed an amendment to its Registration Statement on Form
S-4
with the SEC in connection with the previously announced proposed Merger with Abpro Corporation. On April 30, 2024, the Company filed a second amendment to its Registration on Form S-4 with the SEC.
On April 10, 2024, the Company, Polar Multi-Strategy Master Fund (the “Investor”), and the Sponsor entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Investor agreed to provide a capital contribution to the Sponsor in an aggregate amount of up to $360,000 (the “Capital Contribution”) in exchange for 1 share of the Company’s Series A common stock held by the Sponsor for each $1 invested by the Investor as of the closing of the Company’s proposed Merger (the “Closing”), provided that the obligation to make capital contributions will terminate on September 19, 2024. Funds invested by the Investor pursuant to the Subscription Agreement will in turn will be loaned by the Sponsor to the Company on an interest-free basis (the “SPAC
Loan”) in order to fund the Company’s working capital needs and other expenses in connection with the Closing.

As of this filing the Company has drawn $
345,051
, with $
14,949
available for withdrawal.
Upon
the Closing,
the Company will pay to the Sponsor the principal amount outstanding under the SPAC Loan. In addition, the Investor will be entitled to receive from the Sponsor an amount equal to the Capital Contribution in cash or shares of the Company’s common stock, as determined at the Investor’s election (the “Return of Capital”). If the Investor elects to receive the Return of Capital in shares, then the Sponsor will transfer, or the Company (or the surviving entity following the Closing)
will issue to the Investor, shares of the Company’s common stock at a rate of 1 share for each $10 invested by the Investor as of the Closing.
In the event that the Company or the Sponsor defaults on certain of its obligations under the Subscription Agreement, and such default continues uncured for a period of five business days following written notice by the Investor to the Company and the Sponsor (the “Default Date”), the Company (or the surviving entity following the Closing)
will immediately issue to the Investor 36,000 shares of ACAB common stock on the Default Date and will subsequently issue an additional 36,000 shares of the Company’s common stock on each monthly anniversary of the Default Date thereafter, until such default is cured.
On April 18, 2024, the Company received letters from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that (i) the Company was not in compliance with Nasdaq’s Listing Rule 5450(b)(1)(B) because the Company has not, as of the fiscal year ended December 31, 2023, maintained a minimum of 1,100,000 publicly held shares, as required under the Nasdaq continued listing standards for The Nasdaq Global Market and (ii) the Company has failed to maintain a minimum market value of publicly held shares of $15,000,000 for the 30 consecutive business day period preceding this letter, as required under Nasdaq Listing Rule 5450(b)(2)(C).
Under Nasdaq Listing Rules, the Company has 45 calendar days to submit a plan to regain
compliance with Rule 5450(b)(1)(B) and 180
calendar days to regain compliance with Rule 5450(b)(2)(C). The Company expects that both deficiencies will be cured as a result of the consummation of the proposed Merger with Abpro. On April 23, 2024, the Company submitted its plan of compliance to Nasdaq, where it requested an extension of the compliance period to regain compliance with Rule 5450(b)(1)(B) from
 45 calendar days to 180
calendar days, which request was subsequently granted by Nasdaq.
On
June
3, 2024, the Company received a letter from Nasdaq indicating the Company was not in compliance
with Nasdaq’s Listing Rule 5250(c)(1) because the Company had not filed its Form 10-Q for the period ended March 31, 2024. Under the Nasdaq Listing Rules, the Company has 60 calendar days to submit a plan to regain compliance with Rule 420(c)(1). The Company expects the deficiency will be cured as a result of the filing of this Quarterly Report. Pursuant to the Rules, the Company issued a press release and filed a Current Report on Form 8-K disclosing the receipt of this delinquency report.
The Company, by resolution of the board of directors of the Company, in accordance with the Company’s Amended and Restated Certificate of Incorporation (as amended), extended the expiration date of the amount of time that the Company has available to complete a Business Combination from June 19, 2024 to July 19, 2024.
On April 17, 2024, May 20, 2024 and June 26, 2024, a $
10,000
extension payment was made to extend until May 19, 2024, June 19, 2024 and July 19, 2024.
Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules that have been promulgated thereunder, certain transactions, including the Merger, may not be consummated unless an HSR Notification and Report Form has been furnished to the Antitrust Division of the Department of Justice and by the Federal Trade Commission (“FTC”) by each party and certain waiting period requirements have been satisfied. The Merger is subject to these requirements and may not be completed until the expiration of a 30-day waiting period following the two filings of the required Notification and Report Forms with the Antitrust Division and the FTC or until early termination is granted. The Company and Abpro submitted the required HSR notifications to the
FTC and the DOJ on April 23, 2024. The statutory waiting period under the HSR Act expired on May 23, 2024.
On May 30, 2024, the Company and the Sponsor entered into an expense advancement agreement (the “Expense Advancement Agreement”), pursuant to which the Sponsor has agreed to advance to the Company up to $600,000 in the aggregate, including previous amounts advanced from the Sponsor to the Company, on an interest-free basis as may be necessary to cover working capital expenses, fund certain redemptions of the Company’s common stock and cover costs and expenses in connection with the consummation of the Company’s proposed business combination with. Each advance under the Expense Advancement Agreement will be evidenced by a promissory note, the form of which is included as an exhibit to the Expense Advancement Agreement. This agreement replaces the previous Extension Promissory
Notes in the aggregate amount of $160,000. The Expense Advance Agreement as of this filing has borrowed $160,000, with $440,000 available for withdrawal.
On May 31, 2024, June 1, 2024 and June 26, 2024, the Sponsor advanced the
Company $245,000
,

$25,000
and $10,000, respectively, to fund the operating account and for extension payments.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Merger, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Merger are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC and the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on May 20, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We may pursue a Business Combination target in any industry or sector, but given the experience of our management team, we expect to focus on acquiring a business combination target within the financial services industry and related sectors, including potentially the mobility sector. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $1,048,724 which consists of operating and formation costs of $1,141,068 and provision for income taxes of $4,140, partially offset by interest income from bank of $847 and interest earned on cash and marketable securities held in the Trust Account of $95,637.

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

Transaction costs amounted to $17,204,107 consisting of $5,760,000 of underwriting discount (net of $240,000 reimbursed by the underwriters), $10,500,000 of deferred underwriting fees, and $944,107 of other offering costs. We have agreed to pay a deferred underwriting fee to the underwriters upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering or an aggregate of $10,500,000.

The Company and the underwriters have agreed the underwriters will be entitled to 600,000 shares of common stock in deferred underwriting fees contingent on completion of the Merger.

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

As of March 31, 2024, we had cash held in the Trust Account of $7,508,088 ($29,728,990 was redeemed and withdrawn in January 2024). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we have withdrawn an amount of $308,332,719 which consists of $306,200,450 attributable to redemptions and $2,132,269 attributable to withdrawals to pay tax obligations.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company instructed the Trustee in December 29, 2023 to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of a Business Combination or liquidation.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income payable), to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $10,613. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On October 14, 2023 and November 14, 2023, the Company issued the Extension Promissory Notes to the Sponsor. The $80,000 of cash proceeds was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a Business Combination. Upon the closing of a Business Combination by the Company, the Sponsor may elect to either receive repayment under the Extension Promissory Notes or to convert all or a portion of the amount loaned under the Extension Promissory Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a Business Combination, the amounts loaned under the Extension Promissory Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of March 31, 2024 and December 31, 2023, the Company owed $160,000 due under the Extension Promissory Notes with no further borrowings available.

On December 18, 2023, the Company amended the Extension Promissory Notes to remove the Sponsors right to convert the note into Series A common stock at a price equal to $10.20 per share.

As of March 31, 2024 and December 31, 2023, the Sponsor advanced the Company $1,705,000 and $1,655,000, respectively, and is reflected in the unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2024, cash used in operating activities was $263,925. Net loss of $1,048,724 was affected by interest earned on cash and marketable securities held in the Trust Account of $95,637. Changes in operating assets and liabilities used $880,436 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $97,222. Net income of $2,070,528 was affected by interest earned on marketable securities held in the Trust Account of $3,284,542. Changes in operating assets and liabilities provided $1,116,792 of cash for operating activities.

Going Concern and Liquidity

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements Going Concern,” the Company has until July 19, 2024, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before July 19, 2024, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a Business Combination on or prior to July 19, 2024, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 19, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the following:

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate, paid on the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The Company and the underwriters have agreed the underwriters will be entitled to 600,000 shares of common stock in deferred underwriting fees contingent on completion of the Merger.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. We have identified the following critical accounting policies:

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

Net (Loss) Income Per Common Share

Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Series A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2024 due to the Company not filing timely tax returns and utilizing cash withdrawn from the trust account for tax obligations for operating purposes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have identified ineffective disclosure controls and procedures that, if unsuccessfully remediated, could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the Company not filing timely tax returns and utilizing cash withdrawn from the Trust Account for tax obligations for operating purposes. Failure to achieve and maintain effective disclosure controls and procedures could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future. Any material weaknesses or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and listing standards or cause our financial statements to contain material misstatements which could negatively affect market price and trading liquidity of our common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Amended Sponsor Letter Agreement, dated January 18, 2024, by and among the Company, the Sponsor, Abrpo and Abpro Bio International, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 19, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COASTAL ACQUISITION CORP. II

Date: July 9, 2024	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 9, 2024	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)