Form 10-Q
period 2024-06-30
Atlantic Coastal Acquisition Corp. II
filed 2024-08-23
CIK 1893219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024

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
the Exchange Act). Yes ☒ No ☐
As of August 23, 2024, there were 8,167,390 shares of Series A common stock, $0.0001 par value and 1 share of Series B common stock, $0
.00
01 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023.
ASSETS
Current assets
Cash and cash equivalents	$236,779	$264,538
Prepaid expenses	40,500	—
Cash and marketable securities held in Trust Account	—	29,728,990

Total Current Assets	277,279	29,993,528

Cash held in Trust Account	7,619,044	7,372,451

TOTAL ASSETS	$7,896,323	$37,365,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,515,813	$469,268
Excise tax payable	3,062,004	3,062,004
Accrued offering costs	5,000	5,000
Income taxes payable	338,507	308,194
Common stock to be redeemed (2,768,301 shares of Series A common stock)	—	29,728,990
Extension promissory note - related party	160,000	160,000
Advance from related parties	2,225,051	1,655,000

Total Current Liabilities	7,306,375	35,388,456
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	17,806,375	45,888,456

Commitments (Note 6)
Series A common stock subject to possible redemption; 667,391 shares issued and outstanding at June 30, 2024 and December 31, 2023 at redemption value of $11.22 and $10.93 per share, respectively	7,487,321	7,292,641
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,499,999 issued outstanding (excluding 667,391 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	749	749
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	—	—
Accumulated deficit	(17,398,123)	(15,815,868)

Total Stockholders’ Deficit	(17,397,373)	(15,815,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,896,323	$37,365,979

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operation and formation costs	$393,674	$420,341	$1,534,742	$957,899

Loss from operations	(393,674)	(420,341)	(1,534,742)	(957,899)
Other income:
Interest income – bank	39	14,241	886	17,783
Interest earned on marketable securities held in Trust Account	80,957	1,526,546	176,594	4,811,088

Total other income	80,996	1,540,787	177,480	4,828,871
(Loss) income before provision for income taxes	(312,678)	1,120,446	(1,357,262)	3,870,972
Provision for income taxes	(26,173)	(317,643)	(30,313)	(997,641)

Net (loss) income	$(338,851)	$802,803	$(1,387,575)	$2,873,331

Weighted average shares outstanding, Redeemable Series A common stock	667,391	14,706,653	667,391	22,311,080

Basic and diluted net (loss) income per share, Redeemable Series A common stock	$(0.04)	$0.05	$(0.17)	$0.11

Weighted average shares outstanding, Non Redeemable Series A and Series B common stock	7,500,000	1,483,517	7,500,000	4,475,139

Basic and diluted net (loss) income per share, Non Redeemable Series A and Series B common stock	$(0.04)	$0.05	$(0.17)	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2023	7,499,999	$749	1	$1	$—	$(15,815,868)	$(15,815,118)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(121,197)	(121,197)
Net loss	—	—	—	—	—	(1,048,724)	(1,048,724)

Balance — March 31, 2024	7,499,999	$749	1	$1	$—	$(16,985,789)	$(16,985,039)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(73,483)	(73,483)
Net loss	—	—	—	—	—	(338,851)	(338,851)

Balance — June 30, 2024	7,499,999	$749	1	$1	$—	$(17,398,123)	$(17,397,373)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Series A Common Stock		Series B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	7,500,000	750	$—	$(11,180,162)	$(11,179,412)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(2,554,544)	(2,554,544)
Net income	—	—	—	—	—	2,070,528	2,070,528

Balance — March 31, 2023	—	—	7,500,000	750	—	(11,664,178)	(11,663,428)
Remeasurement of Series A comm o n stock to redemption amount	—	—	—	—	—	(1,180,703)	(1,180,703)
Stockholder non-redemption agreement	—	—	—	—	1,378,126	—	1,388,563
Stockholder non-redemption agreement	—	—	—	—	(1,378,126)	—	(1,388,563)
Excise tax	—	—	—	—	—	(2,764,714)	(2,764,714)
Conversion of Series Class B shares to Series Class A Non-redeemable shares	7,499,999	749	(7,499,999)	(749)	—	—	—
Net income	—	—	—	—	—	802,803	802,803

Balance — June 30, 2023	7,499,999	$749	1	$1	$—	$(14,806,792)	$(14,806,042)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,387,575)	$2,873,331
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(176,594)	(4,811,088)
Changes in operating assets and liabilities:
Prepaid expenses	(40,500)	160,157
Accrued expenses	1,046,546	552,956
Income taxes payable	30,313	997,641

Net cash used in operating activities	(527,810)	(227,003)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(70,000)	$—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	2,132,269
Cash withdrawn from Trust Account in connection with redemption	29,728,990	276,471,460

Net cash provided by investing activities	29,658,990	278,603,729

Cash Flows from Financing Activities:
Advances from related party	$570,051	$—
Payment of offering costs	—	(70,000)
Redemption of common stock	(29,728,990)	(276,471,460)

Net cash used in financing activit ie s	(29,158,939)	(276,541,460)

Net Change in Cash	(27,759)	1,835,266
Cash – Beginning of period	264,538	392,446

Cash – End of period	$236,779	$2,227,712

Non-cash investing and financing activities:
Remeasurement of carrying value to redemption value	$194,680	$3,735,247

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
As of June 30, 2024, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 19, 2022, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7
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
JUNE 30, 2024
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
JUNE 30, 2024
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
On April 17, 2024, May 20, 2024, June 26, 2024, July 20, 2024 and August 20, 2024, a $10,000 extension payment was made to extend until May 19, 2024, June 19, 2024, July 19, 2024, August 19, 2024 and September 19, 2024. On April 2, 2024, the Company filed an amendment to its Registration Statement on Form
S-4
with the SEC in connection with the previously announced proposed Merger with Abpro Corporation. On April 30, 2024, the Company filed a second amendment to its Registration on Form
S-4
with the SEC.
On April 10, 2024, the Company, Polar Multi-Strategy Master Fund (the “Investor”), and the Sponsor entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Investor agreed to provide a capital contribution to the Sponsor in an aggregate amount of up to $360,000 (the “Capital Contribution”) in exchange for 1 share of the Company’s Series A common stock held by the Sponsor for each $1 invested by the Investor as of the closing of the Company’s proposed Merger (the “Closing”), provided that the obligation to make capital contributions will terminate on September 19, 2024. Funds invested by the Investor pursuant to the Subscription Agreement will in turn will be loaned by the Sponsor to the Company on an interest-free basis (the “SPAC Loan”) in order to fund the Company’s working capital needs and other expenses in connection with the Closing. As of this filing the Company has drawn $345,051, with $14,949 available for withdrawal.
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
In the event that the Company or the Sponsor defaults on certain of its obligations under the Subscription Agreement, and such default continues uncured for a period of five business days following written notice by the Investor to the Company and the Sponsor (the “Default Date”), the Company (or the surviving entity following the Closing)will immediately issue to the Investor 36,000 shares of ACAB common stock on the Default Date and will subsequently issue an additional 36,000 shares of the Company’s common stock on each monthly anniversary of the Default Date thereafter, until such default is cured.
On April 18, 2024, the Company entered into a promissory note agreement with one of its executives to receive up to $1,475,000 in funding. Between April and July 2024, the Company received the full $1,475,000 in advances from the executive, as of the issuance date of these financial statements. These advances accrue interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, are due and payable on the earlier of (i) the closing of the Business Combination and (ii) September 19, 2024. This promissory note agreement includes early repayment provisions which state that if in any calendar month prior to the closing of the Merger, the Company receives capital or cash flows from another party, then the executive will be paid 10% of such proceeds prior to any other obligations that the Company may have until the principal and interest have been repaid.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

On July 31, 2024, the Company received notice from the Nasdaq indicating that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a) because the Company has failed to maintain a minimum of 400 holders of record and/or beneficial owners for its primary equity securities listed on The Nasdaq Global Market, as required under the Nasdaq continued listing standards for The Nasdaq Global Market.

The Company, by resolution of the board of directors of the Company, in accordance with the Company’s Amended and Restated Certificate of Incorporation (as amended), extended the expiration date of the amount of time that the Company has available to complete a Business Combination. On April 17, 2024, May 20, 2024, June 26, 2024, July 20, 2024 and August 20, 2024, a $10,000 extension payment was made to extend until May 19, 2024, June 19, 2024, July 19, 2024, August 19, 2024 and September 19, 2024.
Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules that have been promulgated thereunder, certain transactions, including the Merger, may not be consummated unless an HSR Notification and Report Form has been furnished to the Antitrust Division of the Department of Justice and by the Federal Trade Commission (“FTC”) by each party and certain waitin
g
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
Going Concern and Liquidity
At June 30, 2024, the Company had $236,779 in its operating bank accounts and a working capital deficit of $7,029,096.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40
“Presentation of Financial Statements—Going Concern,” the Company has until September 19, 2024, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 19, 2024, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a Business Combination on or prior to September 19, 2024, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 19, 2024.
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
During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.
The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.
On April 18, 2023 and December 13, 2023, the Company’s stockholders redeemed 26,564,308 shares of Series A common stock for a total of $276,471,460 and redeemed 2,768,301 shares of Series A common stock for a total of $29,728,990, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2024 and December 31, 2023, the Company recorded $3,062,004 of excise tax liability calculated as 1% of shares redeemed.
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
JUNE 30, 2024
(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 29, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023. The Company had $236,779 and $264,538 in cash at June 30, 2024 and December 31, 2023, respectively.
Cash and Marketable Securities Held in Trust Account
At June 30, 2024 and December 31, 2023, all of the Company’s investments held in the Trust Account are invested in cash.
As of June 30, 2024, the Company had spent approximately $260,000 of cash for operating expenses with funds related to amounts previously withdrawn from the trust account to pay tax obligations.
On May 31, 2024 and June 1, 2024, the Sponsor advanced the Company $245,000 and $25,000, respectively, to fund the account for the funds used in operations.
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
JUNE 30, 2024
(UNAUDITED)

Series A Common Stock Subject to Possible Redemption
The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in
capital and accumulated deficit.
As of June 30, 2024 and December 31, 2023, the Series A common stock reflected in the unaudited condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988

Series A common stock subject to possible redemption, December 31, 2022	$309,097,930
Less:
Redemption	(276,471,460)
Redemptions (redeemed in December 2023, paid in January 2024)	(29,728,990)
Plus:
Remeasurement of carrying value to redemption value	4,395,161

Series A common stock subject to possible redemption, December 31, 2023	$7,292,641
Plus:
Remeasurement of carrying value to redemption value	121,197

Series A common stock subject to possible redemption, March 31, 2024	$7,413,838
Plus:
Remeasurement of carrying value to redemption value	73,483

Series A common stock subject to possible redemption, June 30, 2024	$7,487,321

Deferred Offering Costs
The Company complies with the requirements of the
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are allocated based on the relative value of the Public and Private Warrants to the proceeds received from the Public Shares sold in the Initial Public Offering. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Warrants are charged to stockholder’s equity. As of January 19, 2022, offering costs in the aggregate of $17,204,107, of which an aggregate of $16,699,058 have been charged to temporary equity and an aggregate of $505,049 have been charged to stockholders’ equity.
As of June 30, 2024 and December 31, 2023, there were no deferred offering costs recorded in the accompanying condensed consolidated balance sheets respectively.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

asset had a full valuation allowance recorded against it. Our effective tax rate was
(
8.37
)
% and 28.35% for the three months ended June 30, 2024 and 2023, respectively, and
(
2.23
)
% and 25.77% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets, a prior year true up and non-deductible
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024, the Company’s provision for income taxes include a $3,224 true up for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2024		2023
	Redeemable Series A	Non redeemable Series A and Series B	Redeemable Series A	Non redeemable Series A and Series B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(27,689)	$(311,162)	$729,242	$73,561
Denominator:
Basic and diluted weighted average shares outstanding	667,391	7,500,000	14,706,653	1,483,517

Basic and diluted net (loss) income per common stock	$(0.04)	$(0.04)	$0.05	$0.05

	For the Three Months Ended June 30,
	2024		2023
	Redeemable Series A	Non redeemable Series A and Series B	Redeemable Series A	Non redeemable Series A and Series B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(113,384)	$(1,274,191)	$2,393,287	$480,044
Denominator:
Basic and diluted weighted average shares outstanding	667,391	7,500,000	22,311,080	4,475,139

Basic and diluted net (loss) income per common stock	$(0.17)	$(0.17)	$0.11	$0.11
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
JUNE 30, 2024
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
JUNE 30, 2024
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination. In addition, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us additional funds as may be required. If the Company consummated a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of June 30, 2024 and December 31, 2023.
Extension Promissory Notes — Related Party
On October 14, 2023 and November 14, 2023, the Company issued non-interest
bearing, unsecured promissory notes in the principal amount of $80,000, respectively, (the “Extension Promissory Notes”) to the Sponsor. The $80,000 of cash proceeds was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a Business Combination. Upon the closing of a Business Combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Extension Promissory Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a Business Combination, the amounts loaned under the Extension Promissory Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of June 30, 2024 and December 31, 2023, the Company owed $160,000 under the Extension Promissory Notes with no further borrowings available.
On December 18, 2023, the Company amended the Extension Promissory Notes to remove the Sponsors right to convert the note into Series A common stock at a price equal to $10.20 per share.
Expense Advancement Agreement
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
As of June 30, 2024 and December 31, 2023, the Sponsor advanced the Company $2,225,051 and $1,655,000, respectively, and is reflected in the condensed consolidated balance sheets.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

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
JUNE 30, 2024
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
JUNE 30, 2024
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
Expense Advancement Agreement
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
On May 31, 2024, June 1, 2024 and June 26, 2024, the Sponsor advanced the Company $245,000, $25,000 and $10,000, respectively, to fund the operating account and for extension payments. The advances from the Sponsor do not accrue interest and are payable upon the closing of the Merger.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Series A Common Stock —
The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 7,499,999 shares of Series A common stock issued and outstanding, excluding 667,391 shares subject to possible redemption, respectively.
Series B Common Stock —
The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022, there were 7,500,000 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock
split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, 1 Series B common stock are issued and outstanding at June 30, 2024 and December 31, 2023.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

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
basis.
Warrants —
As of June 30, 2024 and December 31, 2023, there are 15,000,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

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
As of June 30, 2024 and December 31, 2023, there were 13,850,000 Private Placement Warrants, The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
On July 18, 2024, Company, by resolution of the board of directors of the Company, in accordance with the Company’s Amended and Restated Certificate of Incorporation (as amended), extended the expiration date of the amount of time that the Company has available to complete a business combination from July 19, 2024 to August 19, 2024.
On July 31, 2024, the Company received notice from the Nasdaq indicating that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a) because the Company has failed to maintain a minimum of 400 holders of record and/or beneficial owners for its primary equity securities listed on The Nasdaq Global Market, as required under the Nasdaq continued listing standards for The Nasdaq Global Market.
Under Nasdaq Listing Rules, the Company has 45 calendar days to submit a plan to regain compliance with Listing Rule 5450(a) and may be granted up to 180 calendar days from the date of the notice to regain compliance therewith. The Company plans to submit its plan of compliance to Nasdaq within the required timeframe.
On August 16, 2024, the “Company, by resolution of the board of directors of the Company, in accordance with the Company’s Amended and Restated Certificate of Incorporation (as amended), extended the expiration date of the amount of time that the Company has available to complete a business combination from August 19, 2024 to September 19, 2024.

ATLANTIC COASTAL ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

On August 20, 2024, the Company filed a preliminary proxy statement with the SEC to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation of proxies for a vote by the Company’s stockholders with respect to a proposal to amend the Company’s Certificate of Incorporation to extend the date by which the Company must complete a Business Combination from September 19, 2024 to October 19, 2024 (the “Termination Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date by resolution of the Company’s board of directors, if requested by the Sponsor, until November 19, 2024 or a total of up to two months after the Termination Date, unless the closing of a Business Combination shall have occurred prior thereto.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $338,851, which consisted of operating and formation costs of $393,674 and provision for income taxes of $26,173, partially offset by interest income from bank of $39 and interest earned on cash and marketable securities held in the Trust Account of $80,957.

For the three months ended June 30, 2023, we had a net income of $802,803 which consisted of interest income from bank of $14,241 and interest earned marketable securities held in the Trust Account of $1,526,546, offset by operating and formation costs of $420,341 and provision for income taxes of $317,643.

For the six months ended June 30, 2024, we had a net loss of $1,387,575 which consisted of operating and formation costs of $1,534,742 and provision for income taxes of $30,313, partially offset by interest income from bank of $886 and interest earned on cash and marketable securities held in the Trust Account of $176,594.

For the six months ended June 30, 2023, we had a net income of $2,873,331 which consisted of interest income from bank of $17,783 and interest earned marketable securities held in the Trust Account of $4,811,088, offset by operating and formation costs of $957,899 and provision for income taxes of $997,641.

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

As of June 30, 2024, we had cash held in the Trust Account of $7,619,044 ($29,728,990 was redeemed and withdrawn in January 2024). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2024, we have withdrawn an amount of $308,332,719 which consists of $306,200,450 attributable to redemptions and $2,132,269 attributable to withdrawals to pay tax obligations.

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

As of June 30, 2024, we had cash of $236,779. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On October 14, 2023 and November 14, 2023, the Company issued the Extension Promissory Notes to the Sponsor. The $80,000 of cash proceeds was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a Business Combination. Upon the closing of a Business Combination by the Company, the Sponsor may elect to either receive repayment under the Extension Promissory Notes or to convert all or a portion of the amount loaned under the Extension Promissory Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a Business Combination, the amounts loaned under the Extension Promissory Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of June 30, 2024 and December 31, 2023, the Company owed $160,000 due under the Extension Promissory Notes with no further borrowings available.

On December 18, 2023, the Company amended the Extension Promissory Notes to remove the Sponsors right to convert the note into Series A common stock at a price equal to $10.20 per share.

As of June 30, 2024 and December 31, 2023, the Sponsor advanced the Company $2,225,051 and $1,655,000, respectively, and is reflected in the unaudited condensed consolidated balance sheets.

For the six months ended June 30, 2024, cash used in operating activities was $527,810. Net loss of $1,387,575 was affected by interest earned on cash and marketable securities held in the Trust Account of $176,594. Changes in operating assets and liabilities provided $1,036,359 of cash for operating activities.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements Going Concern,” the Company has until September 19, 2024, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 19, 2024, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a Business Combination on or prior to September 19, 2024, however it is uncertain that the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 19, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2024 due to the Company not filing timely tax returns and utilizing cash withdrawn from the trust account for tax obligations for operating purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the Company not filing timely tax returns and utilizing cash withdrawn from the Trust Account for tax obligations for operating purposes. Failure to achieve and maintain effective disclosure controls and procedures could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future. Any material weaknesses or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and listing standards or cause our financial statements to contain material misstatements which could negatively affect market price and trading liquidity of our common stock.

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

ATLANTIC COASTAL ACQUISITION CORP. II

Date: August 23, 2024	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2024	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)