Form 10-Q
period 2024-09-30
Abpro Holdings, Inc.
filed 2024-11-26
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-41224

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 Cummings Park Drive

Woburn, MA 01801

(Address of principal executive offices)

(248) 890-7200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Common Stock, par value $0.0001 per share	ABP	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	ABPWW	The Nasdaq Stock Market LLC

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

As of November 22, 2024, there were 51,518,605 shares of Common Stock, $0.0001 par value, issued and outstanding.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023.
ASSETS
Current assets
Cash and cash equivalents	$13,597	$264,538
Prepaid expenses	20,250	—
Due from related party- Abpro	103,000	—
Cash and marketable securities held in Trust Account	1,423,594	29,728,990
Total Current Assets	1,560,441	29,993,528
Cash held in Trust Account	6,297,612	7,372,451
TOTAL ASSETS	$7,858,053	$37,365,979
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,739,989	$469,268
Excise tax payable	3,076,240	3,062,004
Accrued offering costs	5,000	5,000
Income taxes payable	366,161	308,194
Common stock to be redeemed (126,122 and 2,768,301 shares of Series A common stock, respectively)	1,423,594	29,728,990
Extension promissory note - related party	160,000	160,000
Advance from related parties	2,270,051	1,655,000
Total Current Liabilities	9,041,035	35,388,456
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	19,541,035	45,888,456
Commitments (Note 6)
Series A common stock subject to possible redemption; 541,269 shares issued and outstanding at September 30, 2024 and December 31, 2023 at redemption value of $11.32 and $10.93 per share, respectively	6,127,635	7,292,641
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,499,999 issued outstanding (excluding 667,391 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	749	749
Series B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	—	—
Accumulated deficit	(17,811,367)	(15,815,868)
Total Stockholders’ Deficit	(17,810,617)	(15,815,118)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,858,053	$37,365,979

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operation and formation costs	$391,686	$315,247	$1,926,428	$1,273,146

Loss from operations	(391,686)	(315,247)	(1,926,428)	(1,273,146)

Other income:
Interest income – bank	2,078	25,961	2,964	43,744
Interest earned on marketable securities held in Trust Account	82,162	468,307	258,756	5,279,395
Interest and penalties on tax obligations	—	(127,646)	—	(127,646)

Total other income, net	84,240	366,622	261,720	5,195,493
(Loss) income before provision for income taxes	(307,446)	51,375	(1,664,708)	3,922,347
Provision for income taxes	(27,654)	(96,005)	(57,967)	(1,093,646)

Net (loss) income	$(335,100)	$(44,630)	$(1,722,675)	$2,828,701

Weighted average shares outstanding, Redeemable Series A common stock	650,940	10,935,691	661,867	18,477,615

Basic and diluted net (loss) income per share, Redeemable Series A common stock	$(0.04)	$(0.00)	$(0.21)	$0.13

Weighted average shares outstanding, Non Redeemable Series A and Series B common stock	7,500,000	1	7,500,000	2,967,034

Basic and diluted net (loss) income per share, Non Redeemable Series A and Series B common stock	$(0.04)	$—	$(0.21)	$0.13

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	7,499,999	$749	1	$1	$—	$(15,815,868)	$(15,815,118)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(121,197)	(121,197)
Net loss	—	—	—	—	—	(1,048,724)	(1,048,724)

Balance — March 31, 2024	7,499,999	$749	1	$1	$—	$(16,985,789)	$(16,985,039)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(73,483)	(73,483)
Net loss	—	—	—	—	—	(338,851)	(338,851)

Balance — June 30, 2024	7,499,999	$749	1	$1	$—	$(17,398,123)	$(17,397,373)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(63,908)	(63,908)
Excise tax	—	—	—	—	—	(14,236)	(14,236)
Net loss	—	—	—	—	—	(335,100)	(335,100)
Balance — September 30, 2024	7,499,999	$749	1	$1	$—	$(17,811,367)	$(17,810,617)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	7,500,000	750	$—	$(11,180,162)	$(11,179,412)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(2,554,544)	(2,554,544)
Net income	—	—	—	—	—	2,070,528	2,070,528

Balance — March 31, 2023	—	—	7,500,000	750	—	(11,664,178)	(11,663,428)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(1,180,703)	(1,180,703)
Stockholder non-redemption agreement	—	—	—	—	1,378,126	—	1,378,126
Stockholder non-redemption agreement	—	—	—	—	(1,378,126)	—	(1,378,126)
Excise tax	—	—	—	—	—	(2,764,714)	(2,764,714)
Conversion of Series Class B shares to Series Class A Non-redeemable shares	7,499,999	749	(7,499,999)	(749)	—	—	—
Net income	—	—	—	—	—	802,803	802,803

Balance — June 30, 2023	7,499,999	$749	1	$1	$—	$(14,806,792)	$(14,806,042)
Remeasurement of Series A common stock to redemption amount	—	—	—	—	—	(207,556)	(207,556)
Net income	—	—	—	—	—	(44,630)	(44,630)
Balance — September 30, 2023	7,499,999	$749	1	$1	$—	$(15,058,978)	$(15,058,228)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,722,675)	$2,828,701
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(258,756)	(5,279,395)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(123,250)	272,145
Accrued expenses	1,270,722	(528,026)
Income taxes payable	57,967	1,200,013

Net cash used in operating activities	(775,992)	(1,506,562)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(90,000)	$—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	2,132,269
Cash withdrawn from Trust Account in connection with redemption	29,728,990	276,471,460

Net cash provided by investing activities	29,638,990	278,603,729

Cash Flows from Financing Activities:
Advances from related party	$615,051	$—
Payment of offering costs	—	(70,000)
Redemption of common stock	(29,728,990)	(276,471,460)

Net cash used in financing activities	(29,113,939)	(276,541,460)

Net Change in Cash	(250,941)	555,707
Cash – Beginning of period	264,538	392,446

Cash – End of period	$13,597	$948,153

Non-cash investing and financing activities:
Remeasurement of carrying value to redemption value	$258,588	$3,942,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Atlantic Coastal Acquisition Corp. II (“ACAB”, now known as Abpro Holdings, Inc., “Abpro”) (the “Company”) is a blank check company incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Business Combination

On November 12, 2024, ACAB and Abpro completed a series of transactions that resulted in the combination (the “Closing” of the “Business Combination”) of ACAB with Abpro Corporation, a Delaware corporation (“Abpro Corporation”), pursuant to the previously announced Business Combination Agreement, dated December 11, 2023, amended by an amendment dated September 4, 2024 (the “BCA”), by and among ACAB, Abpro Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of ACAB (“Merger Sub”), and Abpro Corporation, following the approval at the special meeting of the shareholders of ACAB held on November 7, 2024 (the “Special Meeting”). On November 12, 2024, pursuant to the BCA, and as described in greater detail in the Company’s final prospectus and definitive proxy statement, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 18, 2024 (the “Proxy Statement/Prospectus”), Merger Sub merged with and into Abpro Corporation, with Abpro Corporation surviving the merger as a wholly owned subsidiary of ACAB, and ACAB changed its name to Abpro Holdings, Inc. (“New Abpro”). As consideration for the Business Combination, New Abpro issued to or reserved for Abpro Corporation shareholders an aggregate of approximately 50,000,000 shares of New Abpro common stock, par value $0.0001 per share (the “Common Stock”), consisting of 39,413,500 shares of Common Stock issued to Abpro Corporation shareholders, and 10,586,500 shares of Common Stock reserved for issuance in connection with certain Abpro Corporation rollover RSUs and stock options (collectively, the “Merger Consideration”). In addition, New Abpro issued an aggregate of 3,367,401 shares of Common Stock to the PIPE investors (as described below), an aggregate of 1,250,000 shares of Common Stock to vendors in connection with the Closing, and Atlantic Coastal Acquisition Management II LLC (the “Sponsor”) forfeited and New Abpro cancelled 966,442 shares of Common Stock (further described below).

Under the Second Amended Articles of Incorporation of ACAB dated November 12, 2024, each of the outstanding shares of ACAB Series A Common Stock and the outstanding share of ACAB Class B Common Stock was exchanged into one share of Common Stock.

Unless otherwise defined herein, capitalized terms used in this Quarterly Report on Form 10-Q have the same meaning as set forth in the Proxy Statement/Prospectus.

In connection with the Special Meeting, ACAB shareholders holding 330,276 shares of ACAB’s Series A common stock (the “Public Shares”) (after giving effect to the share repurchases by Yorkville as described below) exercised their right to redeem their shares for a pro rata portion of the funds in ACAB’s trust account (the “Trust Account”). Prior to the Closing approximately $3,752,627 (approximately $11.36 per Public Share) was removed from the Trust Account to pay such holders.

Following the Closing, Abpro’s stockholders shall be issued up to 14,500,000 additional shares of the Post-Combination Company common stock (“Earnout Shares”) if, within five calendar years after the closing of the Business Combination, the volume weighted average price of shares of Series A Common Stock on Nasdaq, or any other national securities exchange on which the shares of Series A Common Stock are then traded (“VWAP”) meets or exceeds three-tier target prices defined in the agreement, as follows:

a)	one-third of the total Earnout Shares, if, the VWAP is greater than or equal to $13.00 over any 20 trading days within any consecutive 30 trading day period (the “First Share Target”)

b)	one-third of the total Earnout Shares, if, the VWAP is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period (the “Second Share Target”)

c)	one-third of the total Earnout Shares, if, the VWAP is greater than or equal to $18.00 over any 20 trading days within any consecutive 30 trading day period (the “Third Share Target”).

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

These shares are contingently issuable upon the achievement of the set market performance targets. Considering the underlying contingent consideration to be transferred are common stocks, and as such is indexed to the Post-Combination Company’s own stock and classified in stockholders’ equity in the statement of financial position, we deemed the contingent payments under the earnout provisions to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a). As a result, the contingent consideration obligation will be recognized when the contingency is resolved, and the consideration is paid or becomes payable and has no impact on the pro forma condensed financial statements.

Abpro’s 61,009 outstanding common stock warrants expired upon the consummation of the Business Combination.

Concurrently with the execution of the BCA, Abpro and Abpro Bio International, Inc. (“Abpro Bio”), an Abpro stockholder, entered into an agreement (the “Sponsor Share Letter”), pursuant to which Sponsor agreed to, at the Closing Date, (i) retain 2,950,000 shares of Series A Common Stock of ACAB, (ii) retain 291,667 shares, and transfer 983,333 shares to Abpro and 983,333 of the shares Abpro Bio (“Promote Shares”), for such parties to use to obtain non-redemption commitments from SPAC stockholders or other capital for SPAC or the Surviving Corporation (with any shares unused for such purpose to be retained by such party), and (iii) forfeit the remainder of any Series A Common Stock and Series B Common Stock held by Sponsor (or 966,441 Series A shares and 1 Series B shares). It was also agreed in the Sponsor Share Letter that the Sponsor will transfer 200,000 shares to one of ACAB’s financial advisors for the services provided prior to the merger date. The transfer of 983,333 shares of ACAB Series A Common Stock to Abpro Bio was reflected in the pro forma condensed financial statements as a part of the recapitalization in conjunction with the Business Combination and this transfer has no financial impact. As it relates to 983,333 shares transferred to Abpro, the corresponding issuance costs will be recorded at the date these shares are transferred to third-party investors against non-redemption or capital commitments. If the 983,333 shares of Series A common stock held by Abpro and 291,667 shares held by the Sponsor are transferred to third-party investors in conjunction with their capital commitments, the maximum related costs to be recorded to additional paid-in capital will be in the amount of approximately $14.3 million (based on the fair value of ACAB’s common stock shares of $11.20 per share at September 30, 2024) with the corresponding decrease in the paid-in-capital.

Under the terms of the BCA, at the Closing of the Business Combination, the Sponsor received 600,601 shares of common stock of New Abpro in exchange for the extinguishment of $2,000,000 advances to ACAB by the Sponsor.

On November 14, 2024, pursuant to the previously disclosed Standby Equity Purchase Agreement (“SEPA”) dated October 30, 2024 with YA II PN, LTD., New Abpro entered into a Convertible Promissory Note (“Yorkville Note”) for $3,000,000, and received net proceeds of $2,755,000. The Yorkville Note has a maturity of November 13, 2025, incurs interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default), and is redeemable at the option of New Abpro if the VWAP of New Abpro’s Common Stock is less than $11.50. Holder has a right to convert any portion of the Yorkville Note at any time at a conversion price equal to the lower of $11.50, 94% of the daily VWAP during the previous 5 consecutive trading days, which may be adjusted downward upon payment of stock dividend, stock split or reclassification, or if New Abpro issues Common Stock for no consideration or at a price lower than the then-effective Fixed Price (as defined in the Yorkville Note).

Business Prior to the Business Combination

As of September 30, 2024, the Company had not yet commenced any operations. All activity for the period May 20, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Transaction costs amounted to $17,204,107, consisting of $5,760,000 of underwriting fees (net of $240,000 reimbursed by the underwriters), $10,500,000 of deferred underwriting fees, and $944,107 of other offering costs.

Following the closing of the Initial Public Offering on January 19, 2022, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

On December 15, 2023, the company held the Meeting to approve an extension of time for the Company to consummate a Business Combination from December 19, 2023 to March 19, 2024, subject to deposits into the trust account maintained for the benefit of the Company’s public stockholders the lesser of (a) $30,000 or (b) $0.045 for each Public Share that is not redeemed in connection with the Meeting. If the Company has not consummated a Business Combination by the Extended Date, the Company may, without another stockholder vote, elect to extend the Extended Date on a monthly basis up to six times by an additional one month each time thereafter, until September 19, 2024. The extension was approved and a result 2,768,301 public shares of Series A common stock exercised and did not reverse, their right to redeem their Public Shares in connection with the vote upon the Charter Amendment Proposal. As a result of the foregoing, those holders will receive a payment of approximately $10.68 per share redeemed. This resulted in $29,728,990 being withdrawn from the trust account and paid to redeeming stockholders. The payment to the redeeming stockholders was processed in January 2024, as such $29,728,990 has been removed from Series A common stock subject to redemption and recorded as common stock to be redeemed.

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

On April 17, 2024, May 20, 2024, June 26, 2024, July 20, 2024, and September 17, 2024 a $10,000 extension payment was made to extend until May 19, 2024, June 19, 2024, July 19, 2024, August 19, 2024, September 19, 2024 and October 19, 2024, respectively. On April 2, 2024, the Company filed an amendment to its Registration Statement on Form S-4 with the SEC in connection with the previously announced proposed Merger with Abpro Corporation. On April 30, 2024, the Company filed a second amendment to its Registration on Form S-4 with the SEC.

On April 10, 2024, the Company, Polar Multi-Strategy Master Fund (the “Investor”), and the Sponsor entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Investor agreed to provide a capital contribution to the Sponsor in an aggregate amount of up to $360,000 (the “Capital Contribution”) in exchange for 1 share of the Company’s Series A common stock held by the Sponsor for each $1 invested by the Investor as of the closing of the Company’s proposed Merger (the “Closing”), provided that the obligation to make capital contributions will terminate on September 19, 2024. Funds invested by the Investor pursuant to the Subscription Agreement will in turn will be loaned by the Sponsor to the Company on an interest-free basis (the “SPAC Loan”) in order to fund the Company’s working capital needs and other expenses in connection with the Closing. As of this filing the Company has drawn the full $360,000 available for withdrawal.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

On September 17, 2024, the “Company, by resolution of the board of directors of the Company, in accordance with the Company’s Amended and Restated Certificate of Incorporation (as amended), extended the expiration date of the amount of time that the Company has available to complete a business combination from September 19, 2024 to October 19, 2024.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Company, by resolution of the board of directors of the Company, in accordance with the Company’s Amended and Restated Certificate of Incorporation (as amended), extended the expiration date of the amount of time that the Company has available to complete a Business Combination. On April 17, 2024, May 20, 2024, June 26, 2024, July 20, 2024, and September 17, 2024 a $10,000 extension payment was made to extend until May 19, 2024, June 19, 2024, July 19, 2024, August 19, 2024, September 19, 2024, and October 19, 2024. At the closing of the Business Combination $16,238 was withheld and paid to redeeming stockholders for the extension of the Business Combination Period from October 19, 2024 to November 19, 2024.

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

On August 22, 2024, Atlantic Coastal Acquisition Corp. II entered into the Abpro Bio PIPE Subscription Agreement with Abpro Bio, pursuant to which Abpro Bio agreed to subscribe for and purchase, and ACAB agreed to issue and sell, 622,467 newly-issued shares of Series A common stock, par value $0.0001 per share, the Abpro Bio PIPE Shares substantially concurrently with the Closing, at a price of $10.00 per share, for an aggregate purchase price of $6,224,670. In addition, Abpro Bio will be granted an aggregate of 1,244,934 shares of Series A common stock previously allocated among ACAB and the Company, among others, for the purposes of a PIPE financing, obtaining capital for ACAB or the surviving company of the Business Combination such shares, the Abpro Incentive Shares. Abpro Bio holds an approximately 35% ownership interest the Company and has previously entered into a Collaboration and License Agreement with the Company in January 2020 and, in connection therewith, made a $30 million equity investment in the Company. Additionally, on October 18, 2023, the Company issued a promissory note in the aggregate principal amount of up to $6 million for the benefit of the “company Loan. Part of the purchase price for the Abpro Bio PIPE Shares includes $4,224,663.33 under the Company Loan that shall be forgiven, with the remainder of the purchase price in cash.

On August 22, 2024, ACAB entered into the Celltrion Subscription Agreement and, together with the Abpro Bio PIPE Subscription Agreement, the PIPE Subscription Agreements with Celltrion, pursuant to which Celltrion agreed to subscribe for and purchase, and ACAB agreed to issue and sell, 500,000 newly-issued shares of Series A common stock, par value $0.0001 per share, the Celltrion PIPE Shares substantially concurrently with the Closing, at a price of $10.00 per share, for an aggregate purchase price of $5,000,000. In addition, Celltrion will be granted an aggregate of 1,000,000 the Abpro Incentive Shares granted to Abpro Bio and Celltrion, together with the Abpro Bio PIPE Shares and the Celltrion PIPE Shares, collectively, the “PIPE Shares. Celltrion has previously entered into an exclusive collaboration and license agreement with the Company in September 2022, which was amended in August 2024, and is entitled to certain milestone payments from the Company thereunder.

On August 22, 2024, ACAB and Celltrion entered into the Investor Rights Agreement (the “IRA”) in connection with the Celltrion Subscription Agreement, which, among other things, provides for the designation by Celltrion of a director nominee at the next annual meeting of the surviving company following the successful consummation of the Business Combination.

On September 4, 2024, ACAB entered into as amended, the Business Combination Agreement with Abpro and Abpro Merger Sub Corp., pursuant to which 600,601 shares of Series A common stock of the surviving company will be issued at closing to ACAB’s sponsor, the Sponsor in lieu of repayment of $2,000,000 of Unpaid SPAC Expenses owed to the Sponsor as a result of advances made by the Sponsor to ACAB.

On September 19, 2024, at a special meeting of the stockholders of Atlantic Coastal Acquisition Corp. II, a Delaware corporation and a special purpose acquisition company whose securities are listed on the Special Meeting, the stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation, as the Charter, to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Series A common stock included as part of the units sold in the Company’s initial public offering that was consummated on January 19, 2022 the Public Shares, from the Original Termination Date to the Extended Date, or such earlier date as determined by the Board, provided that the Company’s sponsor, Atlantic Coastal Acquisition Management II LLC, a Delaware limited liability company, deposits into the trust account maintained for the benefit of the Company’s public stockholders $0.03 for each Public Share that is not redeemed in connection with the Special Meeting. The Company elected to extend the Extended Date on a monthly basis once such monthly extension being hereinafter referred to as an “Additional Charter Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the Extended Date, until November 19, 2024, or a total of up to two months after the Original Termination Date. The Company, by resolution of the board of directors of the Company, in accordance with the Company’s Amended and Restated Certificate of Incorporation (as amended), extended the expiration date of the amount of time that the Company has available to complete a Business Combination to November 19, 2024.

In connection with the special meeting held on September 19, 2024, stockholders holding a total of 126,122 public shares of Series A common stock exercised their right to redeem their public shares, an aggregate of $1,423,594, in connection with the vote upon the Charter Amendment Proposal. As a result of the foregoing, those holders will receive a payment of approximately $11.29 per share redeemed. The payment to the redeeming stockholders was processed in October 2024, as such $1,423,594 has been removed from Series A common stock subject to redemption and recorded as common stock to be redeemed.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Going Concern and Liquidity

At September 30, 2024, the Company had $13,597 in its operating bank accounts and a working capital deficit of $7,480,594.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements—Going Concern,” management has determined the future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. If adequate funds are not available, the Company may require initiating steps to slow cash burn, extending the cash runway until financing can be secured. The unaudited condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company has filed the excise tax return and has engaged the IRS in determining a payment plan for the balance.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Company is unable to pay its obligation in full, as such it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

On April 18, 2023, December 13, 2023, and September 27, 2024 the Company’s stockholders redeemed 26,564,308 shares of Series A common stock for a total of $276,471,460, redeemed 2,768,301 shares of Series A common stock for a total of $29,728,990, and redeemed 126,122 shares of Series A common stock for a total of $1,423,594. respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2024 and December 31, 2023, the Company recorded $3,076,240 and $3,062,004 of excise tax liability calculated as 1% of shares redeemed, respectively.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023. The Company had $13,597 and $264,538 in cash at September 30, 2024 and December 31, 2023, respectively.

Cash and Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, all of the Company’s investments held in the Trust Account are invested in cash.

As of March 31, 2024, the Company had spent approximately $260,000 of cash for operating expenses with funds related to amounts previously withdrawn from the trust account to pay tax obligations. On May 31, 2024 and June 1, 2024, the Sponsor advanced the Company $245,000 and $25,000, respectively, to fund the account for the funds used in operations.

As of September 30, 2024, the Company had spent approximately $260,000 of cash for operating expenses with funds related to amounts previously withdrawn from the trust account to pay tax obligations.

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

Series A Common Stock Subject to Possible Redemption

The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Series A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Series A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, Series A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Series A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Series A common Stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2024 and December 31, 2023, the Series A common stock reflected in the unaudited condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,100,000)
Series A common stock issuance costs	(16,699,058)
Plus:
Remeasurement of carrying value to redemption value	33,896,988
Series A common stock subject to possible redemption, December 31, 2022	$309,097,930
Less:
Redemption	(276,471,460)
Redemptions (redeemed in December 2023, paid in January 2024)	(29,728,990)
Plus:
Remeasurement of carrying value to redemption value	4,395,161
Series A common stock subject to possible redemption, December 31, 2023	$7,292,641
Plus:
Remeasurement of carrying value to redemption value	121,197
Series A common stock subject to possible redemption, March 31, 2024	$7,413,838
Plus:
Remeasurement of carrying value to redemption value	73,483
Series A common stock subject to possible redemption, June 30, 2024	$7,487,321
Less:
Redemptions (redeemed in September 2024, paid in October 2024)	(1,423,594)
Plus:
Remeasurement of carrying value to redemption value	63,908
Series A common stock subject to possible redemption, September 30, 2024	$6,127,635

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

As of September 30, 2024 and December 31, 2023, there were no deferred offering costs recorded in the accompanying condensed consolidated balance sheets respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 8.99% and 186.87% for the three months ended September 30, 2024 and 2023, respectively, and 3.48% and 27.88% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets, a prior year true up and non-deductible M&A costs.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024, the Company’s provision for income taxes include a $3,224 true up for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,850,000 Series A common stock in the aggregate. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2024		2023
	Redeemable Series A	Non redeemable Series A and Series B	Redeemable Series A	Non redeemable Series A and Series B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(26,761)	$(308,339)	$(44,630)	$—
Denominator:
Basic and diluted weighted average shares outstanding	650,940	7,500,000	10,935,691	—

Basic and diluted net (loss) income per common stock	$(0.04)	$(0.04)	$(0.00)	$—

	For the Nine Months Ended September 30,
	2024		2023
	Redeemable Series A	Non redeemable Series A and Series B	Redeemable Series A	Non redeemable Series A and Series B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(139,696)	$(1,582,979)	$2,437,328	$391,373
Denominator:
Basic and diluted weighted average shares outstanding	661,867	7,500,000	18,477,615	2,967,034

Basic and diluted net (loss) income per common stock	$(0.21)	$(0.21)	$0.13	$0.13

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheet, primarily due to their short-term nature.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Share-based Compensation

The Company adopted ASC Topic 718, “Compensation—Stock Compensation,” guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On December 1, 2021, the Company and Apeiron Investment Group Ltd. (“Apeiron”) entered into an Agreement to which Apeiron will serve as an advisor to the Company in connection with identifying one or more businesses with which the Company may effectuate a Business Combination. As consideration for Apeiron’s willingness to provide the service set forth in the Agreement, the Sponsor shall pay or transfer to Apeiron (or its designee) on behalf of the Company anon-refundable fee in the form of 50,000 shares of the Company’s Series B common stock (“Fee Shares”). The transfer of the Founder Shares to Apeiron is not directly related to or in connection with the Initial Public Offering and not within the scope of offering costs as defined in Note 2. The transfer of the Fee Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 Fee Shares granted to Apeiron was $362,500 or $7.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the closing date of the Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company recognized $362,500 in the operations as stock-based compensation expense as the Company determined that the performance condition has been met at the date of issuance/closing of the Initial Public Offering.

On August 16, 2024, ACAB advanced Abpro $103,000 in connection with a promissory note (“August note”) entered into between Abpro and Shahraab Ahmad on August 16, 2024 for expenses related to the Business Combination, whereas Shahraab Ahmad would receive repayment of $206,000. The August Note was cancelled and replaced with a promissory note to ACAB providing for the payment of $103,000 principal on the Closing Date. As such the Company has recorded a due from related party - Abpro on the condensed consolidated balance sheets for the three and nine months ended September 30, 2024 in the amount of $103,000.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to advance the Company up to $1,750,000 to fund the expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination. In addition, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us additional funds as may be required. If the Company consummated a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or its affiliates as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. There are no Working Capital Loans outstanding as of September 30, 2024 and December 31, 2023.

Extension Promissory Notes — Related Party

On October 14, 2023 and November 14, 2023, the Company issued non-interest bearing, unsecured promissory notes in the principal amount of $80,000, respectively, (the “Extension Promissory Notes”) to the Sponsor. The $80,000 of cash proceeds was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a Business Combination. Upon the closing of a Business Combination by the Company, the Sponsor may elect to either receive repayment under the Notes or to convert all or a portion of the amount loaned under the Extension Promissory Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a Business Combination, the amounts loaned under the Extension Promissory Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of September 30, 2024 and December 31, 2023, the Company owed $160,000 under the Extension Promissory Notes with no further borrowings available.

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

As of September 30, 2024 and December 31, 2023, the Sponsor advanced the Company $2,270,051 and $1,655,000, respectively, and is reflected in the condensed consolidated balance sheets.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Non-Redemption Agreement

On or about April 4, 2023, the Company and the Sponsor entered into agreements(“Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 3,300,900 shares (“Non-Redeemed Shares”) of the Company’s Public Shares at the special meeting called by the Company (the “Meeting”) to approve an extension of time for the Company to consummate a Business Combination (the “Charter Amendment Proposal”) from April 19, 2023 to October 19, 2023 (an “Extension”), subject to additional Extension(s) up to December 19, 2023 upon election by the Sponsor. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 825,225 shares of the Company held by the Sponsor immediately following consummation of Business Combination if they continued to hold such Non-Redeemed Shares through the Meeting.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock —The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Series A Common Stock —The Company is authorized to issue up to 100,000,000 shares of Series A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 7,499,999 shares of Series A common stock issued and outstanding, excluding 541,269 and 667,391 shares subject to possible redemption, respectively.

Series B Common Stock —The Company is authorized to issue up to 10,000,000 shares of Series B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022, there were 7,500,000 shares of Series B common stock issued and outstanding, of which an aggregate of up to 978,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). On January 13, 2022, the Company effectuated a 1.044-for-1 stock split, resulting in an aggregate of 7,503,750 Founder Shares outstanding. Due to the underwriters’ election to partially exercise their overallotment option, 3,750 shares were forfeited, 1 Series B common stock are issued and outstanding at September 30, 2024 and December 31, 2023.

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

Warrants —As of September 30, 2024 and December 31, 2023, there are 15,000,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that there is an effective registration statement under the Securities Act covering the Series A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the public warrant agreement) and such shares are registered, qualified, or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Series A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

As of September 30, 2024 and December 31, 2023, there were 13,850,000 Private Placement Warrants, The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Series A common stock issuable upon the exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

On October 9, 2024 and on October 17, 2024, ACAB filed an amendment to its Registration Statement on Form S-4 with SEC in connection with the previously announced proposed business combination with Abpro. The Registration Statement went effective on October 18, 2024.

On October 16, 2024, the Company received a delisting determination letter (“Delisting Determination Letter”) from Nasdaq notifying us that the Company failed to regain compliance with the Nasdaq Deficiencies by the expiration of the October 15, 2024 compliance period referenced above. Additionally, the Delisting Determination Letter also noted that, as of September 10, 2024, the Company failed to meet the minimum requirement of 750,000 publicly held shares of its listed common stock under Nasdaq Listing Rule 5450(b)(1)(B). The Delisting Determination Letter states that unless the Company request a hearing before a Nasdaq Hearing Panel (“Panel”) by October 23, 2024, trading of its common stock and warrants would be suspended.

On October 30, 2024, ACAB entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Under the SEPA, Yorkville agreed to advance up to $5 million to the Company upon the occurrence of certain events in exchange for a promissory note maturing in one-year, subject to acceleration. In addition, after the Closing of the Business Combination, if certain conditions are met, the Company may issue shares to Yorkville with Yorkville relaying cash to the Company in an amount specified in the SEPA.

The Company, Abpro and the Investor also entered into a registration rights agreement (the “Registration Rights Agreement”), dated October 30, 2024, pursuant to which the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the applicable registrable securities under the Registration Rights Agreement, including the Company’s shares of common stock issuable to the Investor under the SEPA. The SEPA, Registration Rights Agreement, and the Promissory Note, and the documents executed in connection therewith, are referred to herein collectively as the “Financing Agreements.”

On November 5, 2024, the Company and Abpro entered into a non-redemption agreement (the “Non-Redemption Agreement”), with Sandia Investment Management LP on behalf of certain funds, investors, entities or accounts for which it or its affiliates acts as manager, sponsor or advisor (the “Investors”). Pursuant to such Non-Redemption Agreement, each Investor agreed to rescind or reverse any previously submitted redemption demand of the common stock of the Company held or to be acquired by such Investor (the “Investor Shares”) up to 124,352 shares of common stock in the aggregate.

On November 7, 2024, the Company and Abpro entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with YA II PN, LTD. (the “Seller”) to which a maximum of up to 500,000 Shares (as defined below) (the “Maximum Number of Shares”) will be subject. For purposes of the Forward Purchase Agreement, (i) the Company is referred to as the “Counterparty” prior to the consummation of the Business Combination, while PubCo is referred to as the “Counterparty” after the consummation of the Business Combination and (ii) “Shares” means shares of the Series A common stock, par value $0.0001 per share, of the Company prior to the closing of the Business Combination (“ACAB Shares”), and, after the closing of the Business Combination, shares of common stock, par value $0.0001 per share, of PubCo (“PubCo Shares”). Capitalized terms used herein but not otherwise defined have the meanings ascribed to such terms in the Forward Purchase Agreement.

Upon consummation of the Business Combination, the Company shall pay or cause to be paid to the Investors a payment in respect of their respective Investor Shares from cash released from the trust account established in connection with the Company’s initial public offering equal to the number of Investor Shares multiplied by the redemption price, minus the number of Investor Shares multiplied by $9.00.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

On November 12, 2024, ACAB and Abpro completed the closing of the Business Combination of ACAB with Abpro Corporation, pursuant to the previously announced Business Combination Agreement, dated December 11, 2023, amended by an amendment dated September 4, 2024, by and among ACAB, Abpro Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of ACAB, and Abpro Corporation, following the approval at the special meeting of the shareholders of ACAB held on November 7, 2024. On November 12, 2024, pursuant to the BCA, and as described in greater detail in the Company’s final prospectus and definitive proxy statement, which was filed with the SEC on October 18, 2024, Merger Sub merged with and into Abpro Corporation, with Abpro Corporation surviving the merger as a wholly owned subsidiary of ACAB, and ACAB changed its name to Abpro Holdings, Inc. As consideration for the Business Combination, New Abpro issued to or reserved for Abpro Corporation shareholders an aggregate of approximately 50,000,000 shares of New Abpro common stock, par value $0.0001 per share, consisting of 39,413,500 shares of Common Stock issued to Abpro Corporation shareholders, and 10,586,500 shares of Common Stock reserved for issuance in connection with certain Abpro Corporation rollover RSUs and stock options. In addition, New Abpro issued an aggregate of 3,367,401 shares of Common Stock to the PIPE investors (as described below), an aggregate of 1,250,000 shares of Common Stock to vendors in connection with the Closing, and Atlantic Coastal Acquisition Management II LLC forfeited and New Abpro cancelled 966,442 shares of Common Stock.

Under the Second Amended Articles of Incorporation of ACAB dated November 12, 2024, each of the outstanding shares of ACAB Series A Common Stock and the outstanding share of ACAB Class B Common Stock was exchanged into one share of Common Stock.

Unless otherwise defined herein, capitalized terms used in this Quarterly Report on Form 10-Q have the same meaning as set forth in the Proxy Statement/Prospectus.

In connection with the Special Meeting, ACAB shareholders holding 330,276 shares of ACAB’s Series A common stock (the “Public Shares”) (after giving effect to the share repurchases by Yorkville as described below) exercised their right to redeem their shares for a pro rata portion of the funds in ACAB’s trust account. Prior to the Closing approximately $3,752,627 (approximately $11.36 per Public Share) was removed from the Trust Account to pay such holders.

Following the Closing, Abpro’s stockholders shall be issued up to 14,500,000 additional shares of the Post- Combination Company common stock if, within five calendar years after the closing of the Business Combination, the volume weighted average price of shares of Series A Common Stock on Nasdaq, or any other national securities exchange on which the shares of Series A Common Stock are then traded (“VWAP”) meets or exceeds three-tier target prices defined in the agreement, as follows:

a)	one-third of the total Earnout Shares, if, the VWAP is greater than or equal to $13.00 over any 20 trading days within any consecutive 30 trading day period (the “First Share Target”)

b)	one-third of the total Earnout Shares, if, the VWAP is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period (the “Second Share Target”)

c)	one-third of the total Earnout Shares, if, the VWAP is greater than or equal to $18.00 over any 20 trading days within any consecutive 30 trading day period (the “Third Share Target”).

These shares are contingently issuable upon the achievement of the set market performance targets. Considering the underlying contingent consideration to be transferred are common stocks, and as such is indexed to the Post-Combination Company’s own stock and classified in stockholders’ equity in the statement of financial position, we deemed the contingent payments under the earnout provisions to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a). As a result, the contingent consideration obligation will be recognized when the contingency is resolved, and the consideration is paid or becomes payable and has no impact on the pro forma condensed financial statements.

Abpro’s 61,009 outstanding common stock warrants expired upon the consummation of the Business Combination.

ABPRO HOLDINGS, INC.

(F/K/A ATLANTIC COASTAL ACQUISITION CORP. II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Concurrently with the execution of the BCA, Abpro and Abpro Bio International, Inc., an Abpro stockholder, entered into an agreement, pursuant to which Sponsor agreed to, at the Closing Date, (i) retain 2,950,000 shares of Series A Common Stock of ACAB, (ii) retain 291,667 shares, and transfer 983,333 shares to Abpro and 983,333 of the shares Abpro Bio, for such parties to use to obtain non-redemption commitments from SPAC stockholders or other capital for SPAC or the Surviving Corporation (with any shares unused for such purpose to be retained by such party), and (iii) forfeit the remainder of any Series A Common Stock and Series B Common Stock held by Sponsor (or 966,441 Series A shares and 1 Series B shares). It was also agreed in the Sponsor Share Letter that the Sponsor will transfer 200,000 shares to one of ACAB’s financial advisors for the services provided prior to the merger date. The transfer of 983,333 shares of ACAB Series A Common Stock to Abpro Bio was reflected in the pro forma condensed financial statements as a part of the recapitalization in conjunction with the Business Combination and this transfer has no financial impact. As it relates to 983,333 shares transferred to Abpro, the corresponding issuance costs will be recorded at the date these shares are transferred to third-party investors against non-redemption or capital commitments. If the 983,333 shares of Series A common stock held by Abpro and 291,667 shares held by the Sponsor are transferred to third-party investors in conjunction with their capital commitments, the maximum related costs to be recorded to additional paid-in capital will be in the amount of approximately $14.3 million (based on the fair value of ACAB’s common stock shares of $11.20 per share at September 30, 2024) with the corresponding decrease in the paid-in-capital.

Under the terms of the BCA, at the Closing of the Business Combination, the Sponsor received 600,601 shares of common stock of New Abpro in exchange for the extinguishment of $2,000,000 advances to ACAB by the Sponsor.

In connection with the Closing, the PIPE Investors (defined below) received 3,367,401 shares of New Apro under the PIPE Subscription Agreements (defined below). On August 22, 2024, ACAB entered into subscription agreements with Abpro Bio and Celltrion Inc. (“Celltrion” and together with Abpro Bio, the “PIPE Investors”) (the “PIPE Subscription Agreements”). Pursuant to the PIPE Subscription Agreements, at the Closing of the Business Combination, Abpro Bio purchased 622,467 newly-issued shares of New Abpro at a price of $10.00 per share, for an aggregate purchase price of $6,224,670 of which $4,225,663 was through the extinguishment of the balance due to Abpro Bio under the promissory note agreement between Abpro and Abpro Bio, and the remainder of $2,000,007 in cash. In addition, Abpro Bio received an aggregate of 1,244,934 Company Incentive Shares. Celltrion purchased 500,000 newly issued shares of New Abpro common stock, at the closing of the Business Combination, at a price of $10.00 per share, for an aggregate purchase price of $5,000,000. In addition, Celltrion was granted an aggregate of 1,000,000 Company Incentive Shares.

On November 7, 2024, ACAB and Abpro entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with YA II PN, LTD (“Yorkville”). In connection with the Closing, and pursuant to the terms of the Forward Purchase Agreement, at the Closing Date, Yorkville purchased 100,000 shares from third parties (“Recycled Shares”), pursuant to the pricing date notice dated November 12, 2024. At the Closing of the Business Combination, in accordance with the terms of the Forward Purchase Agreement, Yorkville received approximately $1.1 million (the “Prepayment Amount”) from the Trust Account, equal to $11.36 per Recycled Share (the “Initial Price”).

In connection with the Closing, approximately $2 million of promissory note liabilities of Abpro were converted into 600,000 New Abpro common stock shares.

In connection with the closing of the Business Combination stockholders holding a total of 330,276 public shares of Series A common stock exercised their right to redeem their public shares for an aggregate of $3,752,627. As a result of the foregoing, those holders received a payment of approximately $11.36 per share redeemed.

On November 14, 2024, pursuant to the previously disclosed Standby Equity Purchase Agreement (“SEPA”) dated October 30, 2024 with YA II PN, LTD., New Abpro entered into a Convertible Promissory Note (“Yorkville Note”) for $3,000,000, and received net proceeds of $2,755,000. The Yorkville Note has a maturity of November 13, 2025, incurs interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default), and is redeemable at the option of New Abpro if the VWAP of New Abpro’s Common Stock is less than $11.50. Holder has a right to convert any portion of the Yorkville Note at any time at a conversion price equal to the lower of $11.50, 94% of the daily VWAP during the previous 5 consecutive trading days, which may be adjusted downward upon payment of stock dividend, stock split or reclassification, or if New Abpro issues Common Stock for no consideration or at a price lower than the then-effective Fixed Price (as defined in the Yorkville Note).

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

On November 12, 2024, ACAB and Abpro completed the closing of the Business Combination of ACAB with Abpro Corporation, pursuant to the previously announced Business Combination Agreement, dated December 11, 2023, amended by an amendment dated September 4, 2024, by and among ACAB, Abpro Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of ACAB, and Abpro Corporation, following the approval at the special meeting of the shareholders of ACAB held on November 7, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 20, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $335,100, which consisted of operating and formation costs of $391,686 and provision for income taxes of $27,654 partially offset by interest income from bank of $2,078 and interest earned on cash and marketable securities held in the Trust Account of $82,162.

For the three months ended September 30, 2023, we had a net loss of $44,630 which consists operating and formation costs of $315,247, interest and penalties on tax obligations of $127,646 and provision for income taxes of $96,005, partially offset by interest income from bank of $25,961 and interest earned on marketable securities held in the Trust Account of $468,307.

For the nine months ended September 30, 2024, we had a net loss of $1,722,675 which consisted of operating and formation costs of $1,926,428 and provision for income taxes of $57,967, partially offset by interest income from bank of $2,964 and interest earned on cash and marketable securities held in the Trust Account of $258,756.

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

As of September 30, 2024, we had cash held in the Trust Account of $7,721,206 ($29,728,990 was redeemed and withdrawn in January 2024). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2024, we have withdrawn an amount of $308,332,719 which consists of $306,200,450 attributable to redemptions and $2,132,269 attributable to withdrawals to pay tax obligations.

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

As of September 30, 2024, we had cash of $13,597. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On October 14, 2023 and November 14, 2023, the Company issued the Extension Promissory Notes to the Sponsor. The $80,000 of cash proceeds was deposited into the Company’s trust account in order to extend the amount of time that the Company has available to complete a Business Combination. Upon the closing of a Business Combination by the Company, the Sponsor may elect to either receive repayment under the Extension Promissory Notes or to convert all or a portion of the amount loaned under the Extension Promissory Notes into Series A common stock of the Company at a price equal to $10.20 per share. In the event that the Company does not complete a Business Combination, the amounts loaned under the Extension Promissory Notes will be repaid to the Sponsor only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven. As of September 30, 2024 and December 31, 2023, the Company owed $160,000 due under the Extension Promissory Notes with no further borrowings available.

On December 18, 2023, the Company amended the Extension Promissory Notes to remove the Sponsors right to convert the note into Series A common stock at a price equal to $10.20 per share.

As of September 30, 2024 and December 31, 2023, the Sponsor advanced the Company $2,270,051 and $1,655,000, respectively, and is reflected in the unaudited condensed consolidated balance sheets.

For the nine months ended September 30, 2024, cash used in operating activities was $775,992. Net loss of $1,722,675 was affected by interest earned on cash and marketable securities held in the Trust Account of $258,756. Changes in operating assets and liabilities provided $1,205,439 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $1,506,562. Net income of $2,828,701 was affected by interest earned on marketable securities held in the Trust Account of $5,279,395. Changes in operating assets and liabilities provided $944,132 of cash for operating activities.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements—Going Concern,” management has determined the future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. If adequate funds are not available, the Company may require initiating steps to slow cash burn, extending the cash runway until financing can be secured. The unaudited condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2024 due to the Company not filing timely tax returns and utilizing cash withdrawn from the trust account for tax obligations for operating purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the Company not filing timely tax returns and utilizing cash withdrawn from the Trust Account for tax obligations for operating purposes. Failure to achieve and maintain effective disclosure controls and procedures could adversely affect our ability to report our financial results on a timely and accurate basis and to consummate an initial business combination. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future. Any material weaknesses or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and listing standards or cause our financial statements to contain material misstatements which could negatively affect market price and trading liquidity of our common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Amended Sponsor Letter Agreement, dated January 18, 2024, by and among the Company, the Sponsor, Abrpo and Abpro Bio International, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 19, 2024

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABPRO HOLDINGS, INC.

Date: November 25, 2024	By:	/s/ Ian Chan
	Name:	Ian Chan
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 25, 2024	By:	/s/ Miles Suk
	Name:	Miles Suk
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)