Form 10-K
period 2024-12-31
Abpro Holdings, Inc.
filed 2025-04-15
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-41224

Abpro Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 Cummings Park Drive Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

1-800 -396-5890

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ABP	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $3.83	ABPWW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.2 million based on the closing price per share of the registrant’s common stock, on June 28, 2024, as reported by the Nasdaq Stock Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2025, there were 52,219,378 shares of common stock, par value $0.0001 per share (“Common Stock”), of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024, the Company identified prior period accounting errors resulting from the understatement of liabilities under one of its license agreements. As a result of this, the Company’s previously issued financial statements described below were materially misstated in prior periods.

As a result of the above, the Company determined that its previously issued financial statements (collectively, the “Prior Period Financial Statements”) as of the periods ended September 30, 2024, December 31, 2023 and December 31, 2022 (collectively, the “Non-Reliance Periods”) should no longer be relied upon. For each Non-Reliance Period, the estimated impact of the restatement of the Company’s consolidated balance sheets is expected to increase accrued expenses, total liabilities and accumulated deficit by $3.3 million.

Internal Control Considerations

Management has determined that the Company’s ineffective internal control over financial reporting as it pertained to the license agreement and resulting material weakness was attributed to an inadequate control whereby the accounting team was not aware that the Company was subject to liabilities under one of its license agreements. See Item 9A, Controls and Procedures, for additional information related to this material weakness in internal control over financial reporting and the related remediation.

Restatement of Previously Issued Consolidated Financial Statements

The Company has not filed, and does not intend to file, an amendment to the Company’s previously filed reports for the Non-Reliance Periods, but will restate its consolidated financial statements for the Non-Reliance Periods to reflect the corrected accrued expenses, total liabilities and accumulated deficit balances within this Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2024. The Company has restated certain information within this Annual Report, including its consolidated financial statements for the years ended December 31, 2023 and 2022, and its interim reporting period for the nine months ended September 30, 2024.

See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report for additional information related to the restatement of the Non-Reliance Periods, including descriptions of the errors and the impact to our consolidated financial statements. See also Part II Item 7 contained in this Annual Report for our restatement of Management’s Discussion and Analysis of our previously issued financial information as of and for the year ended December 31, 2023. As a result of the restatement, it was determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 and December 31, 2023, and that the Company had identified material weaknesses in its internal controls over financial reporting, as referenced in Item 9A.

Reliance on Prior Consolidated Financial Statements

The Company has not amended and does not plan to amend its previously filed reports for the periods affected by the restatement for the yearly and quarterly periods spanning fiscal years 2022 to 2024. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report. Accordingly, the consolidated financial statements and related financial information contained in such previously filed or furnished reports should no longer be relied upon.

Cautionary Note Regarding Forward-Looking Statements

Various statements in this Annual Report on Form 10-K (the “Annual Report”) of Abpro Holdings, Inc. (the “Company,” “we,” “us,” “our” or “New Abpro”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

This report contains market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise and subject to change.

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely on the forward-looking statements we make or that are made on our behalf as predictions of future events. We undertake no obligation and specifically decline any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We encourage you to read the management’s discussion and analysis of our financial condition and results of operations and our consolidated financial statements contained in this Annual Report. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

Risk Factor Summary

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

Risks Related to Our Business and Industry

●	Our management has concluded that uncertainties around our ability to raise additional capital raise substantial doubt about our ability to continue as a going concern, including drug development;

●	Drug development is a highly uncertain undertaking and involves a substantial degree of risk;

●	Our product candidates are in early stages of development and have never been tested in a human subject;

●	The market may not be receptive to our product candidates based on our novel therapeutic modality, and we may not generate any revenue from the sale or licensing of product candidates;

●	We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates;

●	Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune Limited, or MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca;

●	We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates. If such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates;

●	If our partners cease development efforts under our existing or future collaborations, or if any of those agreements is terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements;

●	If third parties on which we intend to rely on to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects;

●	Because we may rely on third-party manufacturing and supply partners for preclinical and clinical development materials, our supply may become limited or interrupted or may not be of satisfactory quantity or quality;

●	We face competition from entities that have developed or may develop product candidates for the treatment of the diseases that we are initially targeting, including companies developing novel treatments and technology platforms;

●	Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan; and

●	Litigation and legal proceedings may substantially increase our costs and harm our business.

Risks Related to Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively;

●	If we fail to comply with our obligations under any license, collaboration or other intellectual property related agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses;

●	Patent terms may be inadequate to protect our competitive position on our current or future technologies or product candidates for an adequate amount of time;

●	We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business; and

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Government Regulation

●	Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results;

●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our product candidates, resulting in substantial harm to our business;

●	We may in the future conduct clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials;

●	Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products;

●	Healthcare legislative reform measures may have a material adverse effect on our business and results of operations;

●	If we or existing or future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation; and

●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

Risks Related to Our Organization and Structure

●	The Charter and the Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees;

●	Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock;

●	New Abpro’s management team may not successfully or efficiently manage its transition to being a public company;

●	We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports and weaken investor confidence in our financial reporting;

●	The restatement of prior period financial statements may affect investor confidence and raise reputational issues; and

●	New Abpro is an “emerging growth company,” and its reduced SEC reporting requirements may make its shares less attractive to investors.

Risks Related to an Investment in Our Securities

●	An active market for New Abpro’s securities may not develop, which would adversely affect the liquidity and price of New Abpro’s securities;

●	Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our shares.;

●	The market price of our Common Stock may decline;

●	New Abpro stockholders may experience dilution in the future;

●	There is no guarantee that the warrants will ever be in the money; they may expire worthless or the terms of warrants may be amended;

●	There may be sales of a substantial amount of our Common Stock by current stockholders, and these sales could cause the price of our Common Stock to fall; and

●	It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales. Further, we may not have access to any or the full amount available under the SEPA.

v

FREQUENTLY USED TERMS

Unless otherwise stated in this Annual Report, the terms “we,” “us,” “our” or “New Abpro” refer to Abpro Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. In addition, in this Annual Report, unless otherwise noted or the context otherwise requires, references to:

“Abpro” or “Legacy Abpro” are to Abpro Corporation, a Delaware corporation;

“BCA” or “Business Combination Agreement” or “Merger Agreement” are to the Business Combination Agreement, dated as of December 11, 2023, by and among ACAB, Merger Sub and Abpro, as amended;

“Board” are to the board of directors of New Abpro;

“Merger” are to the transactions contemplated by the BCA;

“Bylaws” are to the amended and restated bylaws of New Abpro, dated November 12, 2024;

“Closing” are to the closing of the Merger, which was completed on November 13, 2024;

“Charter” are to the second amended and restated certificate of incorporation of New Abpro, dated November 12, 2024;

“Code” are to the Internal Revenue Code of 1986, as amended;

“Common Stock” are to the common stock of New Abpro, par value $0.0001 per share;

“Continental” means Continental Stock Transfer & Trust Company, the transfer agent;

“DGCL” are to the Delaware General Corporation Law, as amended;

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

“GAAP” are to generally accepted accounting principles in the United States, as applied on a consistent basis;

“New Abpro Incentive Plan” are to the he Abpro Holdings, Inc. 2024 Equity Incentive Plan;

“Placement Warrants” are to the warrants issued to the Sponsor in a private placement simultaneously with the closing of the initial public offering of Atlantic Coastal Acquisition Corp. II;

“Public Warrants” are to the warrants sold as part of the units in the initial public offering of Atlantic Coastal Acquisition Corp. II (whether they were purchased in the initial public offering or thereafter in the open market);

“SEC” are to the Securities and Exchange Commission;

“Securities Act” are to the Securities Act of 1933, as amended;

“Sponsor” are to Atlantic Coastal Acquisition Management II LLC, a Delaware limited liability company;

“VWAP” are to volume weighted average price; and

“Warrants” are to the Public Warrants and the Placement Warrants.

Unless specified otherwise, amounts in this Annual Report are presented in United States (“U.S.”) dollars.

Defined terms in the financial statements contained in this Annual Report have the meanings ascribed to them in the financial statements.

PART I

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this section to “Abpro,” “Legacy Abpro,” “we,” “us,” “our” and other similar terms refer to Abpro Corporation prior to the Merger and to New Abpro and its consolidated subsidiaries or the “Company” after giving effect to the Merger on November 13, 2024.

Merger

On November 13, 2024, Atlantic Coastal Acquisition Corp. II, a Delaware corporation (“ACAB”) and Legacy Abpro completed the closing of the merger between ACAB and Abpro Corporation (the “Merger”), pursuant to the Merger Agreement, dated December 11, 2023, amended by an amendment dated September 4, 2024, by and among ACAB, Abpro Merger Sub Corp. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of ACAB, and Abpro Corporation, following the approval at the special meeting of the shareholders of ACAB held on November 7, 2024. On November 13, 2024, pursuant to the BCA, and as described in greater detail in the Company’s final prospectus and definitive proxy statement, which was filed with the SEC on October 18, 2024, Merger Sub merged with and into Abpro Corporation, with Abpro Corporation surviving the Merger as a wholly owned subsidiary of ACAB, and ACAB changed its name to Abpro Holdings, Inc. At the effective date of the Merger, New Abpro issued to or reserved for Abpro Corporation shareholders an aggregate of approximately 50,000,000 shares of New Abpro common stock, par value $0.0001 per share, consisting of 39,413,500 shares of Common Stock issued to Abpro Corporation shareholders, and 10,872,400 shares of Common Stock reserved for issuance in connection with certain Abpro Corporation rollover RSUs and stock options (such transactions, the Merger, and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). In addition, New Abpro issued an aggregate of 3,367,401 shares of Common Stock to the PIPE investors (as described below), an aggregate of 1,282,852 shares of Common Stock to vendors in connection with the Closing, and the Sponsor forfeited and New Abpro cancelled 966,442 shares of Common Stock.

After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP, and under this method of accounting, ACAB is treated as the acquired company for financial reporting purposes and Legacy Abpro is treated as the acquirer. Operations prior to the Merger are those of Legacy Abpro. The “Company” refers to Abpro Holdings, Inc. and its subsidiaries, including Abpro Corporation, prior to and subsequent to the Merger.

Under the Second Amended Articles of Incorporation of ACAB dated November 12, 2024, each of the outstanding shares of ACAB Series A Common Stock and the outstanding share of ACAB Series B Common Stock was exchanged into one share of Common Stock.

On October 30, 2024, ACAB entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“YA”). Under the SEPA, YA agreed to advance up to $5 million to the Company upon the occurrence of certain events in exchange for one or more promissory notes (each a “Promissory Note”) maturing in one-year, subject to acceleration. In addition, after the Closing of the Merger, if certain conditions are met, the Company may issue shares to YA with YA relaying cash to the Company in an amount specified in the SEPA.

ACAB, Abpro and YA also entered into a registration rights agreement (the “Registration Rights Agreement”), dated October 30, 2024, pursuant to which New Abpro agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the applicable registrable securities under the Registration Rights Agreement, including shares of New Abpro common stock issuable to YA under the SEPA. The SEPA, Registration Rights Agreement, and the Promissory Note, and the documents executed in connection therewith, are referred to herein collectively as the “Financing Agreements.”

On November 7, 2024, ACAB and Abpro entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with YA (the “Seller”) to which a maximum of up to 500,000 shares of common stock (as defined below) (the “Maximum Number of Shares”) will be subject. At the Closing Date, the Seller purchased 100,000 shares of common stock from third parties (“Recycled Shares”), pursuant to the pricing date notice dated November 12, 2024 and paid approximately $1.1 million (the “Prepayment Amount”) equal to $11.36 per Recycled Share (the “Initial Price”) to the redeeming shareholders. Pursuant to the terms of the Forward Purchase Agreement, at the Closing, the Company remitted $1.1 million (the “Prepayment Amount”) into an escrow account for the benefit of the Seller. On January 28, 2025, YA elected to effect an Optional Early Termination with respect to all 100,000 Shares subject to the Forward Purchase Agreement which terminated the agreement as a whole. YA paid the Company the Early Termination Obligation in the aggregate amount of approximately $0.1 million, based on the Reset Price of $1.317 in effect on January 28, 2025.

On November 14, 2024, pursuant to the previously disclosed SEPA, New Abpro entered into a Convertible Promissory Note (“Convertible Note”) for $3,000,000, issued with an 8% original issue discount, and received net proceeds of $2,755,000. The Convertible Note has a maturity of November 13, 2025, incurs interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default), and is redeemable at the option of New Abpro if the VWAP of New Abpro’s Common Stock is less than $11.50. YA has a right to convert any portion of the Convertible Note at any time at a conversion price per share equal to the lower of (i) 94% of the lowest daily VWAP during the previous 5 consecutive trading days and (ii) $11.50, which may be adjusted downward upon payment of stock dividend, stock split or reclassification, or if New Abpro issues Common Stock for no consideration or at a price lower than the then-effective Fixed Price (as defined in the Convertible Note).

Overview

We are a biotechnology company dedicated to developing next-generation antibody therapeutics with the goal of improving the lives of patients with severe and life-threatening diseases. We are focused on novel antibody constructs for immuno-oncology and ophthalmology. By leveraging our proprietary DiversImmune® and MultiMabTM antibody discovery and engineering platforms, we are developing a pipeline of next-generation antibodies, both independently and through collaborations with global pharmaceutical and research institutions. Our two lead product candidates, ABP-102 and ABP-201, feature our next generation tetravalent antibody format, or TetraBi antibody format, which binds to two different targets with two distinct binding sites per target. ABP-102 is designed to redirect a patient’s immune system to fight cancer by engaging T cells through co-targeting human epidermal growth factor receptor 2, or HER2, and cluster of differentiation 3, or CD3, T-cell co-receptor. We plan initially to develop ABP-102 for difficult to treat HER2+ solid tumors, focusing on orphan indications. ABP-201 is designed to block blood vessel formation and normalize damaged vessels through co-targeting vascular endothelial growth factor, or VEGF, and angiopoietin-2, or ANG-2. We plan to develop ABP-201 to treat vascular disease of the eye, focusing on wet age-related macular degeneration (Wet AMD). We intend to follow these two lead product candidates with a broad pipeline of CD3-targeting T-cell engagers based on the differentiated format of ABP-102. We expect to initiate clinical trials for ABP-102 in the first half of 2026 and in the second half of 2026 for ABP-201.

ABP-102 is being developed and commercialized through a worldwide strategic partnership with Celltrion Inc. (“Celltrion”) (KRX:068270), a leading Korean biopharmaceutical company headquartered in Incheon, South Korea, under a Collaboration Agreement entered into in September 2022 and amended in October 2024. We received an initial milestone payment of $2.0 million from Celltrion in connection with this agreement. In addition, we are eligible for net sales milestone payments of up to $1.75 billion and development milestone payments of up to $4.0 million under that agreement. In 2022, we also received an equity investment in our Series F preferred stock of $2.0 million from Celltrion.

ABP-201 is being developed and commercialized through a territorial partnership with Abpro Bio International, Inc. (“Abpro Bio” or “ABI”), a subsidiary of Abpro Bio Co. Ltd (KOSDAQ:195990), a company formerly named Ugint Co Ltd with diversified holdings in precision machine tools, equipment and biotechnology headquartered in Daegu, South Korea, under a collaboration and license agreement entered into in January 2020 that granted Abpro Bio exclusive development and commercialization rights in the People’s Republic of China, Japan, South Korea, Southeast Asia (which for the purposes hereof means Philippines, Indonesia, Taiwan, Pakistan, India, Vietnam, Laos, Cambodia, Thailand, Myanmar and West Malaysia), the Middle East (which for the purposes hereof means Bahrain, Cyprus, Egypt, Iraq, Israel, Jordan, Kuwait, Lebanon, Northern Cyprus, Oman, Palestine, Qatar, Saudi Arabia, Syria, Turkey, United Arab Emirates and Yemen), and the Commonwealth of Independent States (CIS) (which for the purposes hereof means Armenia, Azerbaijan, Belarus, Estonia, Georgia, Kazakhstan, Kyrgyzstan, Latvia, Lithuania, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan). We received an initial $30 million equity investment in our Series E preferred stock from Abpro Bio in connection with that agreement, and we are potentially eligible for net sales milestones of up to $485 million and development milestones of up to $56.5 million.

DiversImmune® is our antibody discovery platform that rapidly generates a diverse collection of proprietary antibodies against both clinically validated and novel targets that have been traditionally difficult to access. This provides us with high affinity and high specificity antibody building blocks with drug-like properties that we then use to engineer novel therapeutics.

MultiMabTM is our engineering platform that provides us with the flexibility to combine these antibody building blocks in different combinations and orientations to rapidly create “fit for purpose” novel full-length multi-specific antibody constructs. Our antibody constructs, including our TetraBi antibody format, can potentially benefit patients with the goal of improved efficacy, better safety profiles, and more convenient dosing regimens relative to current standard-of-care therapies. Furthermore, in contrast to single-format bispecific antibody platforms that are only able to provide a single solution to different biological problems, our platform enables us to design a diverse suite of full-length multi-specific antibody formats to address new problems in medicine. Our approach is designed to result in therapeutic candidates with differentiated characteristics, including potentially stronger binding affinity, improved safety, more convenient dosing regimens and streamlined manufacturing processes.

ABP-102: Next generation T-cell engager targeting HER2 and CD3 for HER2+ solid tumors

ABP-102

Key Characteristics of ABP-102

●	Dual-arm affinity-tuned construct for selective killing and cytokine release on HER2-high target cells, with reduced killing and cytokine release on HER2-low target cells to reduce “on-target, off-tumor” toxicity

●	Bivalent HER2 binding to promote more selective HER2-high target cell engagement

●	TetraBiTM IgG-[L]-scFv format with functionally monovalent CD3 binding at the hinge region to prevent T cell activation in the absence of tumor cells

●	Cross-reactivity to human and cynomolgus CD3 for toxicity assessment

●	Engineered for reduced Fc receptor engagement

●	Symmetrical structure with natural antibody features for efficient manufacturing and a potentially improved dosing profile

Our lead product candidate, ABP-102, is a next generation immuno-oncology TetraBi antibody targeting HER2 and CD3 being developed for the treatment of HER2+ solid tumors, including breast and gastric cancers. ABP-102 features bivalent HER2 binding sites and is engineered through affinity tuning to selectively target tumor cells expressing high and intermediate levels of HER2, with reduced activity on cells expressing low-to-negative levels of HER2. ABP-102 also features an affinity-tuned CD3 binding domain to provide enhanced potential for safety. ABP-102 harnesses the power of the immune system by redirecting and activating cytotoxic T cells to attack tumor tissue. ABP-102 may provide an improved therapeutic window to attack tumor cells while reducing systemic toxicity by promoting “on-target, on-tumor” effects, with reduced potential for “on-target, off-tumor” toxicity toward endogenous tissues.

In preclinical in vitro studies, ABP-102 has demonstrated selectivity in both cytokine secretion and cytotoxicity with HER2-high and intermediate breast, ovarian, and gastric cancer cell lines, including those that are resistant to Herceptin (trastuzumab), with reduced activity on HER2-low and negligible activity on HER2-negative cell lines. We plan to initiate a Phase 1/2 clinical trial of ABP-102 with our partner Celltrion in the first half of 2026, focusing on HER2+ breast and gastric cancers.

We believe ABP-102 is an improvement over currently approved HER2-targeting agents such as Herceptin, Perjeta (pertuzumab), and Kadcyla (T-DM1), as well as other HER2-targeting agents currently in development, because it relies on the redirection of cytotoxic T cells to selectively target and eliminate tumor cells, while sparing endogenous HER2-expressing cells. Current HER2-directed therapies, which are designed either to block HER2 function or deliver toxic payloads to the tumor, are only effective in a subset of HER2+ patients, cause undesirable side effects, and are limited by the onset of drug resistance.

It is management’s belief that ABP-102 has the potential to provide longer lasting or even curative results in a broader set of patients than are currently addressed by HER2-directed therapies. The Global HER2+ market is forecast to grow to $12.1 billion by 2030, at a CAGR of 1.5%, according to Research and Markets.

We believe the TetraBi antibody format of ABP-102 provides a potentially transformative approach to immuno-oncology. The TetraBi antibody format features two affinity-tuned binding sites, and thus bivalent binding for the tumor antigen, creating a stronger connection to the tumor cell compared to monovalent binding. In addition, the placement of the CD3 binding domain in the middle, or hinge region, of the TetraBi antibody format results in a therapeutic candidate that, in preclinical studies, selectively activates T cells only in the presence of tumor cells. We have designed ABP-102 with the goal of a favorable safety profile and potential for an enhanced therapeutic window.

We are leveraging the TetraBi antibody format of ABP-102 to pursue a broad pipeline of immuno-oncology agents that target highly expressed antigens on a diverse range of tumor types, as depicted in the following chart. Our platform of T cell engagers has the potential to translate into an industry-leading pipeline of therapeutic agents with the goal of improving the treatment of patients.

TetraBi series of CD3-targeting T-cell engagers

ABP-201: Ligand trap targeting VEGF and ANG-2 for vascular diseases of the eye

ABP-201

Key characteristics of ABP-201

●	Dual inhibition of VEGF and ANG-2 to block angiogenesis

●	Four high-affinity binding sites for increased potential potency

●	Dual targeting in single molecule

●	Natural antibody structure for potentially improved dosing

●	Symmetrical structure for efficient manufacturing

ABP-201 is a different TetraBi antibody format, designed to simultaneously inhibit VEGF and ANG-2 for the potential treatment of vascular diseases of the eye, including diabetic macular edema, or DME, and wet age-related macular degeneration, or Wet AMD. In both DME and Wet AMD, blood vessels form abnormally and leak fluid, resulting in vision loss. Whereas VEGF drives new blood vessel formation, ANG-2 acts to destabilize blood vessels and contributes to vessel leakage. The current standard of care for DME and Wet AMD includes intravitreal injections of VEGF-targeted agents, including Eylea (aflibercept), Lucentis (ranibizumab), and Avastin (bevacizumab, used off-label). However, these drugs require eye injections every one to two months and are only effective in a subset of patients, many of whom eventually develop resistance. Because ABP-201 has a high binding capacity, with a total of four binding sites per molecule, we believe ABP-201 could be administered less frequently than current agents. Recently, the VEGF and ANG-2 co-targeting agent Vabysmo (faricimab), was approved by the FDA, and clinical trial results showed a dose-dependent improvement in best-corrected visual acuity relative to Lucentis, providing strong support for this approach. In 2022, the combined worldwide sales of Eylea and Lucentis exceeded $10.5 billion according to company filings. Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca.

Clinical Development Plan

We plan to conduct a Phase 1, multiple-ascending dose evaluation of the safety and initial efficacy of ABP-201 in patients with wet age-related macular degeneration (Wet AMD). Following the identification of the maximum tolerated dose (MTD) or the safety and tolerability of the maximum administered dose (MAD), a larger randomized phase 2 study is planned.

We have an experienced leadership team with significant industry know-how and deep experience in antibody discovery and development, biomarker discovery and validation, clinical development and regulatory approval, partnerships, operations, and corporate finance. Our leadership team has broad industry experience from working at pharmaceutical and Biotech companies, including Celgene, Gan & Lee, LG Chem, and Moderna. We also have a group of scientific advisors comprised of leaders in our industry across various disciplines, including Robert Langer, PhD, David H. Koch, Professor at MIT and a co-founder of Moderna; Laurie Glimcher, MD, President and CEO of the Dana-Farber Cancer Institute; Ron Levy, MD, Professor and Chief, Division of Oncology, Stanford School of Medicine; George Tsokos, MD, Professor of Medicine, Beth Israel Deaconess Medical Center; Dr. Shiv Pillai, PhD, Professor of Medicine, Harvard Medical School and Massachusetts General Hospital and Steven Schnittman, MD, PhD, who previously served as Medical Branch Chief of the AIDS division at the National Institutes of Health and Vice President, Global Clinical Research at Bristol Myers Squibb. Dr. Langer is a member of our board of directors, and the other advisors serve on our Scientific Advisory Board.

Our Pipeline

Our DiversImmune® and MultiMabTM platforms and licensing strategy have generated a pipeline of next-generation antibody product candidates, as reflected in the following table:

ABP-201 is held through our majority-owned subsidiary AbMed Corporation, or AbMed. AstraZeneca (formerly MedImmune) owns a minority stake in AbMed and, with respect to Asia, the Middle East and certain other countries, ABP-201 is being developed and commercialized through a territorial partnership with Abpro Bio, with our company retaining rights in the rest of the world. ABP-102 is being developed and commercialized through our world-wide strategic partnership with Celltrion. We hold world-wide exclusive rights to ABP-110 under a patent license granted by the National Cancer Institute, or NCI, a division of the NIH. ABP-150 is being developed under a collaboration agreement with Nanjing Chia Tai Tianqing Pharmaceutical Co., Ltd (“NJCTTQ”), pursuant to which NJCTTQ has exclusive commercialization rights in China and Thailand and we retain commercialization rights in the rest of the world.

Our Strategy

Our mission is to develop next-generation antibody therapeutics with the goal of improving the lives of patients with severe and life-threatening diseases. Traditionally, creating antibodies against targets and validating them as potential therapies has been time consuming and labor-intensive. We believe that our proprietary antibody platforms and approach overcome these limitations, however, we have yet to (i) produce antibodies on a scale needed for clinical trials or commercialization or (ii) evaluate any of our product candidates in a patient. By leveraging the speed, quality, and target-access of our DiversImmune® platform, we have generated a proprietary collection of antibody building blocks that enable us to establish our own pipeline of next-generation antibody product candidates. We believe our ability to leverage our MultiMabTM platform to design novel bi-and multi-specific antibody constructs with natural, antibody-like structures presents a significant opportunity to unleash the immune system’s natural ability to fight disease and to elicit responses from broader patient populations.

Our key strategies to achieve this mission are:

●	Aggressively advance our lead product candidates, ABP-102 and ABP-201, into the clinic. We plan to initiate a Phase 1/2 clinical trial of ABP-102 in the first half of 2026, focusing on HER2+ breast and gastric cancers. Additionally, we are planning to advance ABP-201 into Phase 1 clinical trials also in the second half of 2026 for the treatment of Wet AMD. We believe that the development of our lead antibody product candidates, if successful, will generate substantial value and provide us with differentiated products to pursue in large markets with significant unmet medical needs. IND-enabling studies are underway for both lead product candidates in preparation for final GLP toxicity studies and GMP manufacturing for filing the IND and we will request Pre-IND meetings beforehand with the FDA when appropriate.

●	Rapidly follow ABP-102 with a broad pipeline of CD3-targeting T-cell engagers and leverage this approach to other immune cell targets in multiple indications and disease areas. We are building on the optimized format of ABP-102 to aggressively develop a suite of immuno-oncology agents that redirect T cells to a diverse range of liquid and solid tumors. ABP-110, targeting GPC3 on hepatocellular carcinoma, and ABP-150, targeting Claudin 18.2 on gastric cancer, are currently in preclinical development. We may also use this “pipeline in a format” strategy with other immune cell targets, including CD137 and CD47.

●	Leverage our DiversImmune® and MultiMabTM platforms to grow our pipeline of antibody product candidates. We plan to continue investing in our DiversImmune® and MultiMabTM platforms to maintain our competitive advantage. We will continue to expand our collection of high affinity and high specificity antibody building blocks against both clinically validated and novel therapeutic targets, and apply our “fit for purpose” antibody engineering approach to construct novel multi-valent, multi-specific therapeutic product candidates. We will continue to build on the success of existing immuno-oncology or cell therapies that use the power of T cells to fight cancer, such as chimeric antigen receptor T-cell, or CAR T, therapy, but will focus on simpler, more accessible, and less expensive approaches that provide a universal solution for large populations of cancer patients.

●	Continue to explore and execute strategic collaborations. In addition to the development and commercialization collaborations we have entered into with Celltrion and Abpro Bio, we entered into a collaboration agreement in January 2019 with NJCTTQ, a pharmaceutical company specializing in research and development, production and commercialization of drugs for cardiovascular diseases, tumors, perioperative care, gastrointestinal disorders and urologic diseases headquartered in Nanjing, China, for the development of novel bispecific antibody therapies for immuno-oncology, including potentially best in class T-cell engagers. Under that agreement, we are jointly developing ABP-150, a T-cell engager designed to fight cancer through co-targeting CD3 and Claudin 18.2. NJCTTQ has exclusive commercialization rights in China and Thailand and we retain commercialization rights in the rest of the world. We will continue to explore strategic and geographic-oriented partnerships that provide us with near-term economic benefits where we retain product rights to key strategic markets.

●	Build a leading fully integrated discovery-to-commercial antibody therapeutics company. We have assembled an experienced scientific and business team, and have built robust discovery and antibody engineering platforms that allow us to create a broad pipeline of novel product candidates. As we advance our product candidates into clinical development, we intend to complement our discovery and development strengths with clinical expertise and commercial capabilities to build a fully integrated company.

Introduction to Monoclonal and Dual-Targeting Antibodies

Antibodies are large and diversified proteins produced by B cell immune responses to counter threats including infectious entities such as viruses, bacteria, and fungi. Antibodies can be raised against antigens seen by the immune system as “non-self,” and therefore antibodies against human proteins are often raised using a variety of immunization strategies in mice or other animals. The resulting antibodies can then be used as building blocks to develop therapeutics for molecular targets, including proteins overexpressed on the surface of cancer cells. Because they recognize their target antigens with high affinity and high specificity, and because they are natural elements of the immune system, antibodies have been used effectively as drugs for over 30 years. Monoclonal antibodies are the largest and most rapidly growing class of therapeutic proteins and have become a mainstay of therapeutic options for patients with cancer, autoimmune disorders, and other diseases.

An immunoglobulin G, or IgG, is the most common type of antibody and comprises two identical heavy chains and two identical light chains, which assemble to form a Y-shaped molecule, as depicted in the following graphic. The bottom tail of the “Y” is called the fragment crystallizable, or Fc, region, and is structurally constant across entire classes of antibodies. The Fc region of an antibody interacts with a variety of receptors on immune cells and is also responsible for the long circulating half-life of an antibody. The tips of the “Y” are called the fragment variable, or Fv, regions, and contain the antigen-binding sites. A natural antibody recognizes a single target antigen and is therefore “monospecific.” Because it features two identical binding sites, however, it is “bivalent” for that target. Bivalency is a critical feature of natural antibodies. Just as it is much easier to hang from a bar with two arms rather than one, bivalent binding has been shown in preclinical studies to provide a much stronger connection to the target antigen than would be possible with monovalent binding.

Although natural antibodies recognize a single target, they can be engineered in different ways to bind two or more targets, resulting in a bispecific or multispecific antibody. While there are many different types of dual-targeting antibodies, several mechanisms of action can be implemented for a bispecific construct, including dual binding, cross-linking, and cell-cell bridging, as depicted in the following graphics.

Two antibodies in one

●	Replaces a combination of two monospecific antibodies

●	Simplifies the regulatory process, decreases manufacturing costs, and provides more favorable reimbursement conditions

●	Ensures both targets are engaged in the same place at the same time

Cross-linking

●	Cross-links two targets on the same cell

●	Physically connects two proteins and can be used to activate pathways that are otherwise inactive or more potently inhibit pathways that are already active

●	Can produce a synergistic effect, where the dual-targeting antibody out-performs the corresponding combination of two single-targeting antibodies

Cell-bridging

●	Bridges two cells, physically bringing them into close proximity

●	Promote immune cell activation to kill the tumor cells to which they are attached

Our Platforms

Our approach consists of two technology platforms: our DiversImmune® platform, which we use to generate therapeutic “building blocks,” which are high affinity and high specificity antibodies with functional activity against therapeutic targets; and our MultiMabTM platform, which we use to construct therapeutic product candidates by assembling the building blocks into different combinations of bi- and multi-specific antibodies. Together, these platforms support our strategy of building a broad pipeline of next generation antibody therapeutics that are designed to address a wide range of human diseases.

DiversImmune®: Our antibody discovery platform

Our DiversImmune® platform was built to address a key bottleneck in the antibody therapeutics industry: the ability to rapidly generate high affinity and high specificity antibodies against virtually any target of interest. Although in vitro methods, such as phage and yeast display, have been developed to mimic the immune system, these methods typically rely on collections of antibodies from unimmunized donors and as a result generally yield relatively low affinity antibodies. Improving these antibodies through affinity maturation (i.e., mutation and selection) is often a lengthy process and is not always successful. In contrast, the adaptive immune system of a mouse has a built-in mechanism called somatic hypermutation that improves the affinity of antibodies up to one thousand times, yielding high affinity and high specificity antibodies suitable for therapeutic development.

The greatest challenge with mouse-based methods, however, lies in generating a strong and diverse immune response to the target of interest. The mammalian immune system has a mechanism called tolerance that prevents it from making antibodies against proteins that are perceived as “self.” Thus, to generate a strong immune response against a target that is difficult to access, either because the target is not particularly immunogenic, or capable of producing an immune response, or because the target, a human protein, is very similar to the corresponding mouse protein, it is necessary to “break tolerance.” A key component of our DiversImmune® platform is our genetically engineered hyperimmune mouse which seeks to solve this problem in two ways. First, the mouse has been genetically engineered so that more of its antibody-generating B cells survive and proliferate than in a non-engineered mouse. This results in a larger and more diverse collection of high affinity antibodies. Second, the mouse has a hyperactive immune system in which its tolerance to self-antigens has been “broken.” This enables us to generate a diverse array of antibodies against a wide range of targets, including targets that are very similar between mouse and human.

The DiversImmune® platform comprises three key steps, all focused on generating a diverse collection of high quality antibodies:

1.	Immunization. We have developed an integrated collection of immunization methods, termed Raptor, which includes purified proteins, engineered cells, viral-like particles, and DNA. These methods all work in concert with the goal to elicit a strong and diverse immune response.

2.	Diversification. We have developed a hyperimmune mouse, combined with a variety of co-stimulation methods, to optimize the immune response to each target and yield a diverse collection of antibodies that recognize different epitopes, or binding regions, on the same target protein. This is a critical component of our discovery process as we believe it greatly increases the probability of identifying antibodies with the desired functional properties necessary for therapeutic development.

3.	Optimization. We have streamlined the processes of humanization and optimization so that we can rapidly advance antibodies with the desired functional properties to fully developed building blocks. These building blocks can then be assembled into novel therapeutic product candidates using our MultiMabTM platform.

To date, our DiversImmune® platform has been used to generate antibodies for pharmaceutical and biotechnology companies. We are now using this platform internally to create what management believe to be an industry-leading collection of building blocks to support a growing pipeline of therapeutic product candidates.

MultiMabTM: Our antibody engineering platform

Our MultiMabTM platform enables us to build a diverse array of bi-and multi-specific antibody formats, allowing us to optimize the format of our product candidates. Because biology is diverse and complex, there is no “one size fits all” solution to engineering multi-specific antibodies. Instead, different problems call for different solutions. We draw from a suite of different antibody formats to choose the one that we believe best suits the disease and mechanism we are targeting. Despite having multiple formats from which to choose, our formats typically contain two key features:

1.	Bivalent binding. Bivalent binding, or binding with two points of contact, takes advantage of the concept of avidity, specifically that multipoint connections are much stronger than single point connections. In order to maximize efficacy, we build bivalent binding into our therapeutic product candidates where increased strength of binding is desirable. For example, ABP-102 features two identical binding sites for HER2, rather than one. This enables the molecule to bind tightly to HER2+ tumor cells, forming a strong immunological synapse, or cell-to-cell interaction, between the tumor cell and the cytotoxic T cell. We believe this is critical to generating a strong and sustained immune response and differentiates ABP-102 from other T-cell engaging bispecific antibodies that only feature a single binding site for the tumor-specific antigen.

2.	Fc region. The Fc region of an antibody interacts with various receptors on immune cells to control both the immune response to antibody binding and the circulating half-life of an antibody. To take advantage of these natural functions, we build Fc regions into all our therapeutic product candidates. For example, ABP-102 features a human IgG1 Fc region that promotes a long circulating half-life, and has been further engineered to reduce or eliminate antibody-dependent cell-mediated cytotoxicity (ADCC) and complement-dependent cytotoxicity (CDC) to reduce potentially harmful side-effects associated with inflammation and cytokine release. Similarly, ABP-201 features an Fc region that results in greater stability and, due to its size, a longer ocular half-life, potentially enabling more convenient dosing for patients.

Both of our lead product candidates, ABP-102 and ABP-201, are TetraBi antibodies that feature two high affinity binding sites for each of their targets and Fc regions for longer half-lives. In addition, both product candidates are symmetrical, with two identical heavy chains and two identical light chains. Many bispecific antibody formats are asymmetrical, featuring two different heavy chains. This creates the possibility of chain mispairing, which complicates the manufacturing process as it is necessary to rigorously characterize each batch and minimize the presence of mispaired species. With our TetraBi antibody format, this allows for straightforward manufacturing, as there is no possibility of chain mispairing.

MultiMabTM antibody engineering platform

Key advantages of our antibody technology platforms

We believe our DiversImmune® and MultiMabTM platforms overcome several significant limitations associated with competing antibody technologies and have the following key competitive advantages:

●	Superior target access. By breaking immune tolerance, our DiversImmune® platform enables us to generate high quality antibodies against traditionally difficult-to-target proteins, providing access to new therapeutic targets.

●	Superior speed of antibody discovery. By generating a wide diversity of high quality antibodies against a single target, our DiversImmune® platform accelerates the discovery phase by increasing the probability of identifying high quality antibodies with the appropriate function. This speed allows us to rapidly scale and build a broad portfolio of functional building blocks to address disease-specific challenges that are not currently met by existing therapeutics or products. However, any product candidate developed with our platforms will still be subject to clinical trial requirements prior to approval, and we cannot accelerate clinical trials.

●	Superior flexibility in engineering novel therapeutics. By providing access to a diverse array of bi- and multi-specific antibody formats, our MultiMabTM platform enables us to rapidly test a broad range of solutions, shortening the timeline for lead selection and increasing the chance of finding an optimal format that meets key performance specifications.

B cell cloning platform

In addition to our MultiMabTM platform we have developed a B cell cloning platform that enables us to isolate potently neutralizing antibodies to SARS-CoV-2, RSV, and other viruses recognizing conserved viral epitopes resistant to mutational escape.

Our Immuno-Oncology Strategy For T Cell Engagement

One of the most promising strategies in cancer therapy is to direct cytotoxic T cells to kill tumor cells. This can be achieved using dual-targeting antibodies, which bind simultaneously to a tumor-specific antigen on a tumor cell and to CD3 on a T cell, bringing these cells into close proximity and causing the T cell to kill the tumor cell. First-generation bispecific antibodies were called Bispecific T-cell Engagers, or BiTEs, and contained two Fv regions, one for the tumor antigen and one for CD3. Because they do not contain an Fc region, BiTEs have very short circulating half-lives, requiring patients to wear an infusion pump for continuous intravenous administration. Second-generation bispecific antibodies contain an Fc region, but typically have only one binding site for the tumor antigen. This results in weaker binding to the tumor cell than could be achieved with the corresponding bivalent antibody.

Key features of the TetraBi antibody format for T-cell engagement

Abpro’s TetraBi antibody format improves upon both first-and second-generation bispecific T-cell engaging antibodies, as summarized in the following table. First, unlike first-generation bispecific antibodies, our TetraBi antibodies contain an Fc region, which provides enhanced stability and a longer circulating half-life for potentially more convenient dosing. Second, unlike second-generation antibodies, our TetraBi antibodies have two binding sites for the tumor antigen, rather than one. Bivalent binding promotes maximal efficacy via an avidity-based binding effect for the tumor associated antigen, allowing for the establishment of strong connections between the T cell and the tumor cell, leading to sustained activation through clustering of the T cell receptor complex in the presence of high antigen densities. By placing the CD3-binding domain in the hinge region of the molecule, the TetraBi antibody format has been shown in preclinical studies to exhibit monovalent-like interaction with CD3. This is important in preventing TetraBi antibodies from activating T cells in the absence of tumor cells, which could lead to undesirable toxicities such as cytokine release syndrome, or CRS, a potentially life-threatening toxicity associated with T cell targeted therapies. Finally, unlike second-generation antibodies, our TetraBi antibodies contain two identical heavy chains and two identical light chains. This allows for easy manufacturing, as there is no possibility of mispairing between two different heavy chains.

Key advantages of our TetraBi antibody format

Our lead product candidate, ABP-102, illustrates the key advantages of this format. ABP-102 is bivalent for HER2, providing stronger binding to tumor cells than could be achieved with first- and second-generation formats that are monovalent for HER2. ABP-102 has been shown in preclinical mouse studies not to activate T cells in the absence of tumor cells, but induce T cells to kill tumor cells in a HER2-dependent manner.

We believe the TetraBi antibody format of our ABP-102 product candidate offers several significant competitive advantages over other bispecific antibody formats and other approaches to T-cell-based therapy leading to a potentially superior therapeutic window:

●	Bivalent binding. By including two binding sites for the tumor antigen, our antibodies are designed to form a much stronger connection to tumor cells than competitor molecules that feature only a single binding site.

●	Potentially better dosing through inclusion of an Fc region. By including an Fc region, our TetraBi antibodies are designed to have long circulating half-lives, enabling potentially more convenient dosing for patients.

●	Controlled immune effector function through Fc engineering. By introducing defined mutations into the Fc region, we are potentially able to diminish or eliminate Fc-mediated interactions that can contribute to unwanted side effects such as CRS.

●	Lower immunogenicity. By closely resembling human antibodies with natural amino acid sequences, our TetraBi antibodies may have a reduced risk of being immunogenic, or capable of producing an undesirable immune response, which could otherwise lead to decreased efficacy.

●	Streamlined manufacturing. By building symmetrical molecules with two identical heavy chains and two identical light chains, our molecules are designed to eliminate complications arising from potential chain mispairing.

Advantages of TetraBi antibodies over CAR T therapy

T cells can also be directed to kill tumor cells by genetically modifying them to express a chimeric antigen receptor, or CAR. A CAR is a synthetic receptor in which an Fv domain of an antibody that recognizes a tumor-specific antigen is linked to a portion of the T-cell receptor, typically CD3-zeta, as well as one or more costimulatory domains. T cells expressing a CAR, or CAR T cells, bind to and subsequently kill tumor cells expressing the appropriate antigen. CAR T therapy has demonstrated efficacy in liquid tumors garnering FDA approval, including agents targeting hematological malignancies such as lymphomas, leukemias, and multiple myeloma.  However, there are currently no approvals in solid tumor indications. Unlike antibody therapy, CAR T therapy is a complex, multi-step process. After a patient’s white blood cells are collected, T cells are isolated and activated. They are then genetically engineered to express the CAR. The CAR T cells then need to be grown for several weeks before being infused back into the patient. Prior to infusion, however, patients have to undergo chemotherapy to deplete immune cells, providing an opportunity for the CAR T cells to engraft in the patient. Despite the effectiveness of this approach, there are several challenges to the widespread adoption of CAR T therapy. The process of engineering CAR T cells is technically challenging, time-consuming, and expensive. In addition, there are significant toxicities associated with CAR T therapy, including CRS. Although patients receiving CAR T therapy are often treated for CRS while undergoing therapy, treatments for CRS, namely administration of immuno-suppressive agents, can also reduce the efficacy of the therapy.

While we have yet to observe any advantages of TetraBi antibodies in a clinical trial, and TetraBi antibodies have not yest received marketing approval, we believe our next-generation CD3-targeted T-cell engagers have several advantages over CAR T therapies. Like CAR T therapy, we are redirecting cytotoxic T cells to fight cancer. Unlike CAR T therapy, however, potential treatment with our TetraBi antibodies should be straightforward and convenient for patients. They will not be required to travel large distances to state-of-the-art cancer centers, but may instead be treated by simple intravenous infusion in local clinics. They will not be required to wait weeks for their T cells to undergo a lengthy and complex modification process, and they will not need to undergo chemotherapy to deplete their immune cells. It will also be potentially much easier to manage toxicities by altering the dose of the antibody. Finally, our TetraBi antibody therapy is expected to be less expensive, reducing obstacles associated with payment and reimbursement.

Our Target Markets

Our lead product candidates are currently targeting the therapeutic areas of cancer and ophthalmology. The global breast cancer monoclonal antibodies market size is estimated to grow by USD 15 billion at a CAGR of 12.5% between 2022 and 2027, according to Technavio. North America is estimated to contribute 42% to the growth of the global market during the forecast period, according to the same source.

Immuno-oncology / oncology

Oncology therapeutics accounted for $143 billion in branded pharmaceutical sales in 2019—approximately 20% of global pharmaceutical sales. Analyst consensus figures indicate a 12% CAGR, and global oncology therapeutics sales are forecasted to hit $250 billion by 2024, according to McKinsey & Co. In 2022, global sales of Rituxan/MabThera (rituximab), Avastin, and Herceptin combined for $11.55 billion.

Ophthalmology

The global ophthalmology market is expected to experience growth in the forecast period of 2023 to 2030. Data from Bridge Market Research analyzes that the market is growing with a CAGR of 6.4% in the forecast period of 2023 to 2030 and is expected to reach $84 billion by 2030, from $51 billion in 2022. The global wet age-related macular degeneration (AMD) market, estimated at $6.9 billion in 2018, is projected to reach $10.4 billion by 2024, registering a CAGR of 7.1% during the forecast period. The market is predominantly driven by the increase in prevalence of AMD, lack of availability of specific treatment, and surge in geriatric population, according to P&S intelligence (Prescient & Strategic Intelligence).

Our Product Candidates

ABP-102 for HER2+ breast and gastric cancers

Our lead product candidate, ABP-102, is a TetraBi antibody targeting HER2 and CD3. It is an affinity-tuned, Fc engineered dual-targeting antibody with a human IgG1-like structure. ABP-102 features two binding sites for bivalent binding to cells expressing HER2, and two binding sites for CD3 in a format that promotes functional monovalency during cell binding. We believe this structure provides greater potential for clinical applications compared with other HER2-directed T-cell-engaging bispecific antibodies that have only one binding site for the tumor-specific antigen (i.e., HER2), allowing for an avidity-enhanced effect. ABP-102 is designed to redirect T cells to tumor cells that are overexpressing HER2 at high or intermediate levels. In preclinical studies, we have shown that ABP-102 selectivity promotes T cell activation, cytokine release and cytotoxicity in the presence of HER2-high and intermediate expressing cells, including HER2+ breast, ovarian, and gastric cancer cell lines. We have also observed reduced or no cytotoxic activity against cell lines expressing low/endogenous levels of HER2. This feature provides the opportunity for an improved therapeutic window to attack tumor cells while reducing systemic toxicity by promoting “on-target, on-tumor” effects, with reduced potential for “on-target, off-tumor” toxicity toward endogenous tissues. We plan to initiate clinical trials of ABP-102 in the first half of 2026 with our partner Celltrion, focusing on HER2+ breast and gastric cancers.

Background and market opportunity for HER2+ breast and gastric cancers

Breast cancer is the most common cancer in women in the United States, except for skin cancers. It is about 30% (or 1 in 3) of all new female cancers each year. The American Cancer Society’s estimates for breast cancer in the United States for 2023 are: About 297,790 new cases of invasive breast cancer will be diagnosed in women. About 55,720 new cases of ductal carcinoma in situ (DCIS) will be diagnosed. About 43,700 women will die from breast cancer. Breast cancer is the second leading cause of cancer death in women (only lung cancer kills more women each year). The chance that a woman will die from breast cancer is about 1 in 39 (about 2.5%). The American Cancer Society’s estimates for stomach cancer (also known as gastric cancer) in the United States for 2023 are approximately 26,500 new cases (15,930 in men and 10,570 in women) and approximately 11,130 deaths (6,690 men and 4,440 women). Stomach cancer accounts for about 1.5% of all new cancers diagnosed in the United States each year, according to the American Cancer Society.

In 2022, HER2 directed therapies generated approximately $10.3 billion in full year sales. The four drugs that made up this number include PERJETA (approximately $4.6 billion), KADCYLAZ (approximately $2.3 billion), HERCEPTIN (approximately $2.2 billion), and ENHERTU (approximately $1.2 billion), according to public disclosures made by Genentech/Roche and Daiichi Sankyo/AstraZeneca.

Cancer type	Incidence of high HER2 expression
Breast	~20%
Endometrial	8-35%
Gastroesophageal	4-22%
Pancreatic	2-29%
Cervical	1-21%
Bladder	5-15%

Source: Cancer Treatment Reviews

Potential competitive advantages of ABP-102 versus approved anti-HER2 therapies

Current HER2-directed therapies have demonstrated increased chemical off target toxicity (e.g., TKIs and ADCs) and/or reduced efficacy from drug resistance or limited potency requiring combination with chemotherapy (i.e., mAbs), especially in the relapsed and refractory disease population. ABP-102 seeks to overcome these challenges as a single-agent therapy that potently engages the patient’s natural immune system without toxic chemicals to directly target and destroy the tumor.

Potential benefits of ABP-102 in immuno-oncology

ABP-102 is a TetraBi antibody that is designed to bind simultaneously to HER2 overexpressed on a tumor cell and CD3 on a T cell, thereby bringing the two cells into close proximity and promoting T-cell activation that leads to killing of the tumor cell. ABP-102 is a differentiated therapeutic in that it is able to selectively target HER2-high and intermediate expressing cells, with reduced activity on HER2-low or negative cells, an engineered design feature to promote safety for endogenous HER2-expressing tissues. The TetraBi antibody format of ABP-102 is intended to improve on the clinical efficacy of HER2 targeted therapy by inducing infiltration of T cells into HER2+ tumors. In addition to HER2+ breast cancer, ABP-102 can potentially target any solid tumor in which HER2 is overexpressed, including HER2+ gastric, esophageal, endometrial, ovarian, colorectal, lung, pancreatic, cervical, gallbladder, and bladder cancers, as well as HER2+ pediatric indications including osteosarcoma. By targeting both HER2 and CD3, ABP-102 may overcome many of the limitations of single-targeting agents. For instance, agents targeting HER2 alone, such as Herceptin, face problems with drug resistance, often caused by alterations in the HER2 signaling pathway or other related pro-proliferative pathways.

ABP-102 works by a different mechanism, engaging cytotoxic T cells to kill the tumor cells rather than blocking the function of HER2. As such, we believe that ABP-102 could lead to more durable responses in patients, with reduced risk of drug resistance. Furthermore, ABP-102 possesses an advanced TetraBi antibody format, unlike that of competing agents that only feature a single binding site for HER2. Having two binding sites for HER2 enables higher binding potential and selectivity for tumor cells, which may result in greater potency and an improved therapeutic index. In addition, this dual binding may provide access to a broader patient population, including patients that express intermediate levels of HER2.

ABP-102

immune-mediated

HER2+ tumor cell death

Preclinical data

For ABP-102 to be both safe and effective, it must only activate T cells when HER2+ tumor cells are present. The key safety risk for T-cell engaging therapies is CRS, in which T cells and other white blood cells become activated, leading to the over-production of pro-inflammatory cytokines. This can cause high fever, swelling, redness, extreme fatigue, nausea, and, in rare cases, death. The ABP-102 Fc region is engineered to have reduced binding to Fc receptors and C1q, thereby making T cell engagement the definitive mechanism of action. By positioning the CD3-binding domain near the hinge region of the molecule, it selectively activates T cells only in the presence of HER2+ tumor cells. Thus, when ABP-102 is added to T cells or PBMCs alone, the T cells do not release pro-inflammatory cytokines like TNFa, IL-6, IL-2and IFNg. When HER2+ tumor cells are introduced, however, ABP-102 causes potent activation of the T cells, along with cytokine release reflecting T cell activation. This strong dependency on HER2 for T cell engagement may result in a beneficial therapeutic index for ABP-102, enabling a dose to be found that is both safe and effective. In addition, HER2 is expressed at lower levels in some tissues of the human body, including heart and lung tissues. Therefore, we have engineered ABP-102 to promote selectivity for T cell activation and killing of HER2-high and intermediate target cells, which is a key differentiating feature.

In preclinical in vitro studies, ABP-102 has shown strong antitumor activity that is dependent on the presence of CD3-positive T cells, a key component of cellular immunity within human peripheral blood mononuclear cells, or PBMCs. PBMCs consist of monocytes and lymphocytes, which are white blood cells made up of T cells, B cells, and natural killer, or NK cells.

We have tested ABP-102 for cytotoxicity on a wide variety of cell lines with a broad range of HER2 surface expression levels, from high to intermediate to low, as determined by flow cytometry with trastuzumab biosimilar antibody (Figure 1). These cell lines include HER2-high expressing cell lines such as SKBR-3, BT-474, and NCI-N87, and also HCC1954 breast cancer cells, which are HER2+, but resistant to Herceptin. ABP-102a, b, and c lead candidate affinity-tuned constructs were all able to kill all cell lines expressing high-to-intermediate HER2 levels at a similar dose range for maximum cytotoxicity to the parental HER2 x CD3 TetraBi construct with unmodified HER2 and CD3 affinity. MDA-MB-453 cells are reported to be HER2 intermediate in the literature, and this was similar in our flow cytometry assessment; ABP-102 similarly shows killing of that cell line as well. However, in contrast to the HER2 x CD3 parental TetraBi antibody, ABP-102a, b, and c have reduced activity on HER2 low-to-negative cells, including the ZR-75-1, MCF-7, HT55, JIMT-1 cell lines, in which erbb2/HER2 gene expression is not amplified.

In these studies, ABP-102a, b and c exhibited selective cytotoxicity in the presence of human PBMCs that was dependent on HER2 expression level, with preferential killing of HER2-high expressing cell lines and reduced activity on HER2-low cell lines. This selectivity for targeting of HER2-high expressing cells may help to widen the therapeutic window of a T cell engager with less potential for toxicity toward tissues expressing endogenous levels of HER2.

Figure 1. ABP-102 is effective in vitro against a range of cancer cell lines expressing high and intermediate HER2 levels, but shows reduced activity on HER2 low to negative cell lines.

Figure 1 legend:

Cell lines were harvested with Accutase followed by staining with 1 ug/mL trastuzumab biosimilar antibody, followed by staining with anti-human IgG-PE secondary antibody. Flow cytometry data were collected using a BD FACSCelesta and analyzed in FlowJo software as quantified by median fluorescence intensity (MFI). For cytotoxicity analysis, PBMCs were added at a 10:1 E:T ratio (100,000 PBMCs: 10,000 seeded target cells) and incubated with antibodies for 42 hours, at which time cytotoxicity was quantified using the CellTiterGlo2.0 protocol for each cell line. Lead clones ABP-102a, b, and c are shown as compared to a positive control (non-affinity tuned CD3 x HER2 parental TetraBi), as well as a comparator molecule (HER2 x CD3 monovalent heterodimer). An isotype control bispecific antibody with an intact CD3 binding arm was used as a negative control.

To determine whether T cell activation differences account for the observed differential activity on HER2-high and intermediate cells, we assessed culture supernatants for cytokine release (Figure 2). Similar cytotoxicity is observed with ABP-102a, b, and c on the HER2-high (SKBR-3) cell line, with a modest reduction in cytokine release compared to the HER2 x CD3 parental control TetraBi molecule. However, when using cell lines with HER2-low expression (MCF-7) as target cells, we observe less cytotoxicity with ABP-102a, b, and c as compared to the HER2 x CD3 parental control TetraBi molecule. On HER2-low expressing cells, we also observe a markedly reduced cytokine release profile, reflecting reduced activation of T cells as compared to the HER2 x CD3 parental control TetraBi molecule.

This data demonstrates the selectivity of our ABP-102 candidate lead molecules, a feature which should help to promote cytotoxicity for HER2 overexpressing cells while potentiating an environment for durable T cell responses, while also mitigating risks to endogenous HER2-expressing tissues including the heart and lungs.

Figure 2. ABP-102 exhibits selectivity for HER2 overexpressing cells through differential activation of T cell cytotoxicity and cytokine release against HER2-high (SKBR-3) and HER2-low (MCF-7) cell lines.

Figure 2 legend:

PBMCs were added at a 10:1 E:T ratio and incubated for 42 hours, at which time cytotoxicity was quantified using the CellTiterGlo2.0 protocol. Cytokine release was detected in supernatants diluted 1:5 in assay buffer before addition to a sensitive multiplexed bead-based assay for quantification of IL-2, IFNg, TNFa, and IL-6 (R&D Systems/Biotechne), with detection and quantification on a MagPix system (Luminex).

ABP-102 lead candidates are currently under evaluation with HER2-high and HER2-low expressing cell line xenograft tumor models in mice, with human PBMCs as effector cells. Final selection of a lead molecule will be based on cumulative in vitro data and anti-tumor efficacy in the HER2 tumor in vivo models. Expression cell lines are currently in development for production of ABP-102a, b, and c, with plans in place for CMC activities ahead of GLP toxicology studies and clinical trials.

Clinical development of ABP-102

In collaboration with Celltrion, we plan to initiate first-in-human Phase 1/2 clinical trials with ABP-102 in the first half of 2026 in HER2+ solid tumors, including breast and gastric cancer as well as orphan drug indications.

ABP-201 for DME and Wet AMD

Our second lead product candidate, ABP-201, is a different TetraBi antibody that simultaneously targets VEGF and ANG-2. ABP-201 binds with very high, or subnanomolar, affinity to ANG-2 and most of the major isoforms of VEGF, including VEGF165, VEGF189, and VEGF121. Due to its TetraBi antibody format, ABP-201 features two binding sites for each of VEGF and ANG-2, which distinguishes it from bispecific antibodies that feature only a single binding site for each target. ABP-201 is formulated for intravitreal injection and is designed to function as a “ligand trap,” removing both VEGF and ANG-2 from the eye.

Through our majority-owned subsidiary, AbMed Corporation, we are developing ABP-201 for potential indications in ophthalmology, including DME and Wet AMD. DME is an eye condition brought on by diabetes in which blood vessels form abnormally and leak fluid into the macula of the eye, resulting in blurred vision and, in extreme cases, blindness. Wet AMD is similarly a severe eye condition caused by the growth and leakage of abnormal blood vessels under the retina and macula of the eye, causing the macula to bulge or lift up from its normally flat position, thus distorting or destroying central vision. VEGF is a clinically validated target in both DME and Wet AMD, where Eylea and Lucentis are approved and in widespread use. As depicted in the following chart, VEGF and ANG-2 act in concert to promote angiogenesis. In normal blood vessel development, ANG-2 plays a role in destabilizing mature blood vessels, creating an environment in which vessel branching can occur. VEGF then promotes the sprouting of new blood vessels. In DME and Wet AMD, however, excessive destabilization of blood vessels by ANG-2 contributes to vessel leakage, or edema. In addition, upregulation of ANG-2 is the primary mechanism of resistance to VEGF inhibition. We believe that effective control of angiogenesis and inhibition of vessel leakage requires simultaneous inhibition of both pathways.

Current treatment options for DME

Although the underlying molecular cause of DME and Wet AMD is not completely understood, both VEGF and ANG-2 play central roles in new blood vessel growth—a hallmark common to both ocular diseases. Several biological therapies have been developed to inhibit VEGF by binding to and sequestering the protein. The current standard-of-care includes Lucentis, a recombinant humanized monoclonal antibody fragment that binds VEGF, and Eylea, a recombinant fusion protein containing portions of the human VEGF receptor. Another VEGF antibody is Avastin, a recombinant human monoclonal antibody which is approved for the treatment of several cancer indications and is used off-label for the treatment of DME and wet AMD.

Before the approval of Lucentis for the treatment of DME in 2012, the use of intravitreal injections was less common in North America and laser photocoagulation, or the use of light to coagulate tissue, was the primary treatment. Prior to the Lucentis DME approval, several treatments including Avastin and Macugen (pegaptanib sodium injection) were used off-label. Macugen received FDA-approval for the treatment of Wet AMD in 2004.

Additional products were approved and launched in 2014, namely Eylea, Ozurdex (dexamethasone intravitreal implant), and Iluvien (fluocinolone acetonide intravitreal implant), as well as the approval in 2022 of Vabysmo. According to estimates by Future Market Insights, intravitreal injections control a large market share of the treatment used in DME patients. In 2021, over 94% of DME patients were utilizing anti-VEGF intravitreal injections and implants, according to the same source.

Current treatment options for Wet AMD

Lucentis, Eylea, and Vabysmo were initially FDA-approved for the treatment of Wet AMD and DME. Avastin is used off-label for the treatment of Wet AMD. Because anti-VEGF treatments do not appear to cause regression of new blood vessels, current therapies require regular intraocular injections, typically as often as seven times per year, and real-world studies indicate that less than 20% of patients treated with anti-VEGF biologics improve their visual acuity by 15 or more letters.

Due to frequent injections, anti-VEGF treatments have been associated with subretinal fibrosis, or the formation of excess connective tissue under the retina, as well as retinal scarring in some patients. We believe a more effective therapy that requires less frequent dosing would address the deficiencies of current therapy and be rapidly adopted as the new standard of care for the treatment of the disease.

Background and market opportunity for DME and Wet AMD

DME is a leading cause of blindness among the working age population in most developed countries. DME is one of the major complications of diabetes and studies show that DME patients utilize significantly higher healthcare resources than non-DME diabetic patients. The growing incidences of diabetes across the globe should further increase the burden of DME. As of 2022, nearly 422 million people worldwide have diabetes, and the number is expected to grow to 592 million within the next 20 years, according to Future Market Insights. North America is projected to be the largest market in terms of value and accounted for over 60% of total market revenue in 2021, according to the same source.

AMD is a progressive disease that results in a gradual loss of vision as people age. Approximately up to 10% of total cases of AMD represent an advanced form of the disease called Wet AMD, which is a severe eye condition that results in blurred vision and can lead to significant vision loss or blindness due to abnormal blood vessel formation in the eye. Although Wet AMD represents only 10% of AMD, it is responsible for 90% of AMD-related severe vision loss. Wet AMD is a leading cause of vision loss, with approximately 200,000 cases of Wet AMD diagnosed per year in North America, according to ResearchAndMarkets.com.

In 2022, Eylea and Lucentis, the leading approved biologics for the treatment of DME and Wet AMD accounted for over $10.4 billion in worldwide sales according to company filings. It is important to note that the first biosimilar for Lucentis was approved in the third quarter of 2022.

Potential ABP-201 Competitive Advantages

Unlike Eylea and Lucentis, ABP-201 seeks to inhibit both VEGF and ANG-2. Unlike Vabysmo, ABP-201 has two binding sites for VEGF and ANG-2, designed to more effectively trap each ligand. ABP-201 also has a longer half-life in the eye than Eylea, which contributes to pharmacological durability.

Clinical Development Plan for Wet AMD

We plan to conduct a Phase 1, multiple-ascending dose evaluation of the safety and initial efficacy of ABP-201 in patients with wet age-related macular degeneration (Wet AMD). Following the identification of the maximum tolerated dose (MTD) or the safety and tolerability of the maximum administered dose (MAD), a larger randomized phase 2 study is planned.

Potential benefits of ABP-201 in ophthalmology

One way to co-inhibit VEGF and ANG-2 is to add an ANG-2 inhibitor to an approved VEGF inhibitor. The shortcoming of this approach is that the two agents are not physically linked and as a result will accumulate differently and be cleared from the eye at different rates. It is therefore difficult to ensure that both targets are inhibited in the same place at the same time. In contrast to this dual agent approach, other investigational agents, including ABP-201, use a single-agent dual-targeting antibody to ensure that both targets are engaged at the same time. Clinical trial results with Vabysmo, a bispecific antibody co-targeting VEGF and ANG-2, showed a dose-dependent improvement in best-corrected visual acuity relative to Lucentis, providing strong support for this approach. Importantly, our single agent approach may have regulatory advantages over the dual agent approach given that the necessary efficacy endpoints for approval could include non-inferiority in contrast with superiority to current standard-of-care. The dosing regimens of current DME and AMD drugs, specifically Lucentis and Eylea, are characterized by relatively frequent injections, initially every month followed by every other month. The frequency of injection is determined by a combination of the potency of the drug and its clearance rate from the eye. Large molecules generally clear slower than smaller molecules, and ABP-201 is approximately twice the size of Eylea and approximately four times the size of Lucentis. ABP-201 also has a higher binding capacity than either Eylea or Lucentis, with two binding sites for VEGF and two binding sites for ANG-2. As such, we believe that ABP-201 will require less frequent dosing, providing a significant advantage in the commercial setting. In addition, as increased signaling by ANG-2 in response to anti-VEGF therapy is one of the primary mechanisms of resistance to VEGF inhibitors, we anticipate that ABP-201 will not suffer from drug resistance to the same extent as drugs that target VEGF alone.

In a rat laser-induced choroidal neovascularization model, ABP-201 administered intravitreally resulted in comparable reductions in vascular leakage and vascular lesion volume as Eylea. In this model, a laser is used to ablate blood vessels in the choroid (the vascular layer underlying the retina). The area ablated then heals (becomes revascularized) spontaneously by the formation of neovascular “lesions.” Anti-angiogenic agents can then be assessed by how much they can delay this healing, as measured by how well they can reduce vascular leakage and neovascular lesion size.

Source: Ora, Inc., CNV Study with Intravitreally-injected Abpro Test Article ABP201 in Brown Norway Rats, December 20, 2023.

Pharmacological durability is desired in agents administered intravitreally injection given the risk of injection-associated inflammation and the uncomfortable nature of the injection. A major contributing factor to pharmacological durability is half-life.

Administration of ABP-201 resulted in significantly reduced vascular leakage and neovascular lesion volume compared to a vehicle control and comparable to Eylea.

A major concern for all intravitreally-administered agents is the potential for inflammation, either caused by the agent or the injection procedure. Given that intravitreal injection itself is associated with the potential for ocular inflammation among other toxicities, increasing the pharmacological durability of such agents is critical in minimizing the potential for such toxicities. As such, ABP-201 is engineered to both maximize half-life in the eye and to reduce any Fc receptor-mediated inflammatory responses. In preclinical PK models, ABP-201 displays a favorable ocular half-life compared to Faricimab (RG7716/Vabysmo) or Eylea (aflibercept). In addition, ABP-201 is well tolerated in rabbit toxicity studies.

Source: PoweredResearch, Safety, Tolerability, and Pharmacokineti C Study Following Intravitreal (IVT) Delivery of a Novel Compound in Rabbit, April 27, 2021.

Administration of ABP-201 results in intraocular pressure (IOP) increases comparable to vehicle control (left panel above). Additionally, ocular examinations (OE) to evaluate ocular surface morphology, anterior segment and posterior segment inflammation, cataract formation, and retinal changes were performed. The OE scores can range from 0, indicating no abnormalities, to 48, indicating a maximum number of maximally severe abnormalities. Other than a mild increase in OE score of 5 at day 1 post-injection, which returned to 0 for the duration of the study, the OE scores were identical to that of the vehicle control. Taken together, the lack of increases in IOP and OE scores suggests that ABP-201 is well-tolerated.

The vitreous humor in the human eye is approximately 4 ml. Given the small volume of the vitreous humor, agents injected intravitreally must be able to be sufficiently concentrated so as to be injected in small enough volumes to not produce significant increases in IOP. Excessive increases in IOP resulting in ocular hypertension is associated with a variety of adverse events such as ocular inflammation, glaucoma, and retinal detachment. As such, ABP-201 formulation efforts have achieved a 100 mg/ml concentration with acceptable biophysical characteristics, especially viscosity. We believe that this concentration will allow us to administer efficacious dose levels of ABP-201 in small enough volumes to avoid toxic increases in IOP. Even so, preliminary evidence suggests that higher concentrations are achievable.

Other programs

Additional TetraBi antibody T-cell engagers

Building on the CD3-directed TetraBi antibody format of ABP-102, we are using our DiversImmune® and MultiMabTM platforms to develop a broad pipeline of immuno-oncology agents that target highly expressed antigens on a diverse range of tumor types.

 ABP-110

ABP-110 is a TetraBi antibody targeting GPC3 and CD3 for the potential treatment of hepatocellular carcinoma, or HCC, the major form of liver cancer. ABP-110 is designed to bind bivalently to GPC3 on HCC cells and CD3 on cytotoxic T cells, bringing these two cell types into close proximity and triggering sustained T-cell activation and tumor cell killing. GPC3 is an onco-fetal antigen that is only expressed during fetal development and on HCC cells, making it an ideal tumor antigen target. GPC3 expression is also prognostic of poor overall survival in HCC, suggesting that ABP-110 may be most effective in the patients at highest risk and most in need of novel therapeutic interventions. Targeting this patient population may provide for a relatively rapid path to approval given the unmet medical need in HCC.

Source: Abpro internal data.

We have generated three lead candidates that have displayed potent T cell-mediated killing of GPC3-positive tumor cells. The next steps are to assess the pharmacokinetics and in vivo efficacy in preclinical GPC3-positive tumor models. We expect to initiate clinical trials for ABP-110 in the first half of 2027. According to SNS Insider, the global liver cancer therapeutics market is projected to reach $12.9 billion by 2030.

ABP-150

ABP-150 is a TetraBi antibody targeting claudin 18.2 and CD3 for the potential treatment of gastric cancers. Like our other T cell engagers, ABP-150 is designed to bind bivalently to claudin 18.2 on gastric cancer cells and to CD3 on cytotoxic T cells, leading to T cell-mediated killing of gastric tumor cells. Claudin 18.2 is exclusively expressed on gastric tissue, a tissue with a high physiological turnover rate, making it tolerant of even moderate acute toxicity without unacceptable or chronic toxic effects.

Source: Abpro internal data.

Source: Abpro internal data.

Preclinically, ABP-150 shows potent killing in in vitro T cell-mediated killing assays. In both mouse syngeneic tumor models using human CD3-transgenic mice and human tumor xenograft models using human peripheral blood mononuclear cells as a source of T cells, ABP-150 shows potent efficacy. As ABP-150 cross-reacts with mouse claudin 18.2, but not mouse CD3, we demonstrated in a human CD3-transgenic mouse toxicity model that ABP-150 is well tolerated, with little impact on body weight, appetite (food consumption) or body temperature. IL-6, a key cytokine for the initiation of cytokine release syndrome, saw little increase over vehicle (placebo) control. The next steps are to evaluate toxicity in a non-human primate model. We expect to initiate clinical trials for ABP-150 in the first half of 2027. According to Data Bridge Market Research, the global gastric cancer market is projected to reach $13.1 billion by 2029.

SARS-CoV-2 neutralizing antibody program

As of October 2023, according to data published by the Word Health Organization, the COVID pandemic has resulted in over 771 million confirmed cases and over 6 million deaths have been reported globally. While vaccination efforts have made tremendous strides in bringing the pandemic under control, vaccination is contraindicated in some individuals, such as the immunocompromised. For these patients, there are no currently available prophylactic therapies. The only therapies available are Nirmatrelvir/ritonavir, molnupiravir, and remdesivir. While these are effective therapies, their toxicities preclude them from being used as prophylactics. Monoclonal antibodies are ideal molecules to serve as prophylactic therapies as they can effectively neutralize the SARS-CoV-2 virus and have a proven safety profile and can be engineered to extend their half-lives. However, all antibody therapies and prophylactics to date have become ineffective due to SARS-CoV-2 viral mutation. In response to the global pandemic, Abpro sought to develop COVID antibodies targeting highly conserved (resistant to mutation) areas of the virus with highly potent neutralizing antibodies engineered to have extended half-lives to allow for dosing intervals of greater than six months, through collaborations with third parties in the form of in-license agreements. Several candidate molecules were evaluated through different stages of development. The most advanced molecule was developed through GMP manufacturing and evaluated in a clinical trial. Although the clinical trial was not successful, Abpro has developed significant capabilities in the infectious disease area and may leverage such capabilities into novel therapeutics.

Our Collaborations

We are developing next generation antibodies both independently and in collaboration with leading global biopharmaceutical companies and non-profit and government research institutions. We in-license some of the technology that we use in the ABP-110 and ABP-201 molecules.

In-licensing agreements

We in-license rights to intellectual property relevant or potentially relevant to our development and commercialization plans in the ordinary course of business. We have in-licensed rights to certain intellectual property from the National Institutes of Health, or NIH, and from AstraZeneca (formerly Medimmune).

National Institutes of Health—ABP-110

In September 2017 we entered into a patent license agreement effective as of August 1, 2017 with the National Cancer Institute, or NCI, a division of the NIH, pursuant to which we received an exclusive, worldwide license, with the right to sublicense (subject to certain conditions), under certain patent rights to make, have made, use, have used, sell, have sold, offer to sell and import products covered by the licensed patents in the field of using certain monoclonal antibodies as monospecific or bispecific antibodies for the treatment of liver cancer. The license was amended in May 2020 and October 2023 and the field of use was narrowed to the development and commercialization of a bispecific antibody for the treatment of GPC-3 expressing liver cancer using a particular moiety for targeting GPC3 and the timeline for development and commercialization was extended. We agreed to pay NCI a $25,000 issuance fee in connection with the October 2023 amendment to the patent license agreement. Under the amended patent license agreement, we will be obligated to pay a $25,000 minimum annual royalty, creditable against any earned royalties, and to pay royalties of a single digit percentage based on net sales of licensed products. We also agreed to pay up to an aggregate of approximately $16.0 million of benchmark royalties, which are payable upon achieving certain clinical, regulatory and commercial milestones. We also agreed to pay sublicense royalties ranging from a mid-single digit percentage to a low-double digit percentage based on the fair value of the consideration we receive from any sublicensees. The royalty term expires on a licensed patent-to-licensed patent and country-by-country basis upon the earlier of (i) the date an application in the licensed patents has been abandoned, (ii) the date a licensed patent expires or (iii) the date a licensed patent has been held invalid or unenforceable by a court of competent jurisdiction or administrative agency. Unless earlier terminated, our agreement with NCI will expire upon expiration of all licensed patent rights. NCI may terminate our agreement upon the occurrence of specified bankruptcy events for us or if we are in material default or breach of the agreement and do not cure within a specified notice and cure period. NCI may terminate the agreement if necessary to meet the public use requirement specified by federal regulations and we are not reasonably satisfying such requirements. We may also terminate the agreement as to any licenses in any country or territory upon 60 days written notice. Upon expiration or termination of the agreement, we are required to return to NCI or destroy all licensed products and other materials in the licensed patents.

Our license is subject to the reserved rights of NCI and the U.S. government. Additionally, all licensed products used or sold in the United States are required to be manufactured substantially within the United States.

AstraZeneca

In August 2016, we entered into a collaboration and license agreement through our majority-owned subsidiary, AbMed Corporation, or AbMed, and MedImmune (now AstraZeneca), pursuant to which MedImmune granted AbMed an exclusive, worldwide, royalty-bearing, sublicensable (subject to certain conditions) license under specified patent rights and know-how to make, use, sell certain of its proprietary ANG-2/VEGF-H1RK bispecific antibodies. We hold 82% of the capital stock of AbMed, and MedImmune (now AstraZeneca) holds the remainder. We are responsible for the operational activities of AbMed, and bear all costs necessary to operate AbMed.

Under the agreement, AbMed agreed to pay milestone and royalty payments, including up to $244.0 million in milestone payments, which are comprised of $14.0 million upon meeting certain clinical development milestones, $80.0 million upon achieving certain regulatory events and $150.0 million upon meeting certain worldwide commercial sales thresholds; and tiered high-single digit to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis.

Unless earlier terminated in accordance with its terms, the agreement with AbMed and AstraZeneca remains in effect on a country-by-country basis until the later of (i) the expiration of patent claims that cover the licensed product in a country, (ii) 10 years after the first commercial sale of a licensed product in a country, and (iii) the expiration of regulatory exclusivity for a licensed product in a country. AbMed could be required to redeem AstraZeneca’s equity stake in certain circumstances. We are in breach of the terms of our license agreement with AstraZeneca. See “Risk Factors — Risks Relating to Abpro’s Business and Industry — Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune Limited, or MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca.” AstraZeneca may terminate our agreement on the basis of this breach, or upon the occurrence of specified bankruptcy events for us or if we are in material default or breach of the agreement and do not cure within a specified notice and cure period. We may also terminate the agreement upon 90 days written notice.

In November 2016, we entered into an amendment to this agreement pursuant to which Medimmune granted us a non-exclusive sublicense to certain additional intellectual property rights held by Medimmune under an agreement with EMD Millipore Corporation and the know-how included under the agreement was amended. In August 2017, we entered into a side letter with MedImmune to clarify our agreement regarding the timing of our required contribution to AbMed and the issuance of MedImmune’s equity stake. The agreement was further amended in November 2017, March 2018 and December 2019 to modify the dates for the achievement of certain development and commercialization milestones and AbMed agreed to use commercially reasonable efforts to reach these development and commercialization milestones within specified timeframes.

Partnerships

Celltrion

ABP-102 is being developed and commercialized through a worldwide strategic partnership with Celltrion Inc. (“Celltrion”) (KRX:068270), a leading Korean and global biopharmaceutical company headquartered in Incheon, South Korea, under a Collaboration Agreement entered into in September 2022 and amended in October 2024. We received an initial milestone payment of $2.0 million from Celltrion in connection with this agreement. We also received an equity investment in our Series F preferred stock of $2.0 million from Celltrion.

We agreed to form a joint steering committee to oversee the collaboration that includes representatives from both our company and Celltrion. Celltrion agreed to use commercially reasonable efforts to develop and commercialize a licensed product, including the achievement of certain milestones by certain dates.

Under the Collaboration Agreement, our company is responsible for certain in vitro pre-clinical work, and Celltrion is responsible for in vivo preclinical work, CMC, clinical development and commercialization on a worldwide basis. All costs and expenses for future development and commercialization of the molecule are required to be paid initially by Celltrion. The proceeds from commercialization are subject to a 50/50 profit split. Amounts that may be paid by third party collaborators, for example upfronts, milestones and/or royalty payments from territorial commercialization partners, are also subject to a 50/50 split. Following commercial approval of ABP-102, we have agreed to reimburse Celltrion 250% of its direct and certain indirect costs and expenses incurred through first commercial sale. Celltrion is entitled to offset amounts otherwise due to us under the agreement until our share of these costs has been paid back; provided that we are entitled to a minimum 50% of profit from commercial sales and from third party collaborators regardless of the amount of unreimbursed development costs outstanding (and then 50% once the reimbursement has been made in full). In addition, we are entitled to up to over $1.75 billion in development and sales milestones. We are responsible for world-wide patent prosecution, with Celltrion reimbursing 50% of our out-of-pocket costs.

Unless earlier terminated, our agreement with Celltrion will remain in effect so long as ABP-102 is being developed or commercialized anywhere in the world. Either party may terminate our agreement upon the occurrence of specified bankruptcy events relating to the other party. We may terminate the agreement if Celltrion is in material default or breach of the agreement and does not cure within a specified notice and cure period. Celltrion may also terminate the agreement upon 180 days written notice.

Abpro Bio

ABP-201 is being developed and commercialized through a territorial partnership with Abpro Bio International, Inc. (“Abpro Bio” or “ABI”), a subsidiary of Abpro Bio Co. Ltd (KOSDAQ:195990), a company formerly named Ugint Co Ltd. with diversified holdings in precision machine tools, equipment and biotechnology headquartered in Daegu, South Korea granting Abpro Bio exclusive development and commercialization rights under a Collaboration and License agreement entered into in January 2020, in the People’s Republic of China, Japan, South Korea, Southeast Asia (which for the purposes hereof means Philippines, Indonesia, Taiwan, Pakistan, India, Vietnam, Laos, Cambodia, Thailand, Myanmar and West Malaysia), the Middle East (which for the purposes hereof means Bahrain, Cyprus, Egypt, Iraq, Israel, Jordan, Kuwait, Lebanon, Northern Cyprus, Oman, Palestine, Qatar, Saudi Arabia, Syria, Turkey, United Arab Emirates and Yemen), and the Commonwealth of Independent States (CIS) (which for the purposes hereof means Armenia, Azerbaijan, Belarus, Estonia, Georgia, Kazakhstan, Kyrgyzstan, Latvia, Lithuania, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan).

Abpro Corporation, through its majority owned subsidiary, AbMed Corporation, received an initial equity investment in our Series E preferred stock of $30 million from Abpro Bio in connection with this agreement. Under the Collaboration and License Agreement, we granted Abpro Bio an exclusive, royalty-bearing sublicenseable (subject to certain restrictions) license under specified patent rights and know-how to make, use, sell certain proprietary ANG-2/VEGF-H1RK bispecific antibodies in China, Japan, South Korea and certain other countries in South East Asia, the Middle East and the Commonwealth of Independent States (CIS).

We agreed to form a joint steering committee to oversee the collaboration that includes representatives from both AbMed Corporation and Abpro Bio. Abpro Bio agreed to use commercially reasonable efforts to develop and commercialize a licensed product, including the achievement of certain milestones by certain dates. Under the agreement, Abpro Bio agreed to pay us a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by Abpro Bio, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. We are also entitled to payments totaling approximately $540 million subject to the satisfaction of certain development and sales milestones. We are responsible for patent prosecution and Abpro Bio has agreed to reimburse us for patent costs in its licensed territory. Unless earlier terminated in accordance with its terms, the agreement with Abpro Bio remains in effect on a country-by-country basis until the later of (i) the expiration of patent claims that cover the licensed product in a country, (ii) 10 years after the first commercial sale of a licensed product in a country, and (iii) the expiration of regulatory exclusivity for a licensed product in a country. We may terminate the agreement upon the occurrence of specified bankruptcy events relating to Abpro Bio or if Abpro Bio is in material default or breach of the agreement and does not cure within a specified notice and cure period. Abpro Bio may also terminate the agreement upon 90 days written notice.

NJCTTQ

We entered into a collaboration agreement in January 2019 with NJCTTQ, a pharmaceutical company specializing in research and development, production and commercialization of drugs for cardiovascular diseases, tumors, perioperative care, gastrointestinal disorders and urologic diseases headquartered in Nanjing, China.

We agreed to form a joint steering committee to oversee the collaboration that includes representatives from both our company and NJCTTQ. NJCTTQ paid a technology access fee to us and agreed to reimburse our preclinical research and development costs for the selected program up to CMC stage. Under the agreement, CMC development costs and GLP toxicology costs are shared equally, with each party thereafter being responsible for its own development and commercialization costs in its territory, with the NJCTTQ territory being China and Thailand and our company retaining rights to the rest of the world. The parties agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. In addition, NJCTTQ agreed to pay us milestones based on commercial approval and sales in its territory of up to $405 million and we agreed to pay NJCTTQ a milestone based on commercial approval in our territory of $5 million. ABP-150 is being developed under this agreement.

Unless earlier terminated in accordance with its terms, the initial term of this agreement is five years from its effective date, with automatic renewals for an additional five years unless objected to in writing by a party at least six months prior to expiration of the initial term. If no joint development program gets to clinical stage within the first five years of the collaboration, then the agreement by its terms will not be renewed after expiration. Either party has the right to terminate in the case of material default or breach of the agreement by the other party not cured within a specified period, in which case the parties’ rights and obligations under the agreement are terminated, except for rights accrued prior to termination and customary survival clauses. If the agreement is terminated other than for cause, the territorial rights and payment obligations of each party relating to the development and commercialization of a licensed product in its territory survive such termination.

The agreement remains unrenewed at this time after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5 million milestone payable to NJCTTQ based on commercial approval in our territory, as described above, will continue to apply.

Manufacturing

We produce small-scale quantities of our antibodies and reagents for characterization, in vitro and in vivo preclinical assessment of product candidates at our Woburn, Massachusetts research and development facilities. We do not have, and we do not currently plan to acquire or develop, the infrastructure, facilities or capabilities to manufacture current Good Manufacturing Practices, or cGMP, bulk drug substance or filled drug product for use in human clinical trials. We intend to utilize third-party manufacturers such as contract manufacturing organizations, or CMOs, to produce, test and release cGMP bulk drug substance and drug product for our planned clinical trials. We expect to continue to rely on such third parties to manufacture clinical trial material for the foreseeable future.

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology and ophthalmology subsectors, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary DiversImmune® and MultiMabTM platforms, along with our scientific expertise in the field of biologics and immuno-oncology, provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. Our competitors generally fall within the following categories:

●	Immune-based treatments for cancer, such as T-cell engager, CAR T and TCR therapies. Such as Amgen, Bristol-Myers Squibb Company, Janux, J&J, Genentech, Inc. (a member of the Roche Group, or Genentech/Roche), Vir Bio and Xencor.

●	Treatments for Ophthalmology related indications. Such as Allergan plc, Genentech/Roche, Novartis International AG, and Regeneron Pharmaceuticals, Inc.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive.

Accelerated merger and acquisition activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. Competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry, if any. We believe the factors determining the success of our product pipeline will be the efficacy, safety and convenience of our product candidates.

Intellectual Property

Our commercial success will depend significantly on our and our licensors’ ability to obtain and maintain patent and other proprietary protection for our product candidates and the other technology, inventions and improvements we consider important to our business, defend any patents we obtain or in-license, preserve the confidentiality of our trade secrets and operate without infringing the patents and proprietary rights of third parties. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing and in-licensing U.S., international (under Patent Cooperation Treaty, or PCT) and foreign patent applications related to our product candidates and other proprietary technology, inventions and improvements that we consider are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

ABP-102

As of December 31, 2024, we own two patent families that cover compositions of matter, methods of use, and methods of manufacture for our ABP-102 product candidate, a bispecific HER2 and CD3 binding antibody. The first and second families each consist of pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, and the United States. Any patents resulting from these applications would be expected to expire in 2042, excluding any patent term adjustments and/or extensions.

ABP-110

As of December 31, 2024, we have licensed one patent family from the US Department of Health and Human Services that covers compositions of matter, methods of use, and methods of manufacture related to our ABP-110 product candidate, a tetravalent bispecific glypican-3 (GPC3) and CD3 binding antibody. This family includes one issued patent in the United States and issued patents in China, Japan, South Korea, and Singapore. The patents in this family are expected to expire in 2033, excluding any patent term adjustments and/or extensions.

ABP-150

As of December 31, 2024, we own one patent family that covers compositions of matter, methods of use, and methods of manufacture for our ABP-150 product candidate, a bispecific Claudin18.2 and CD3 binding antibody. This family includes applications that are currently pending in the United States, China, Europe, Hong Kong, Japan, South Korea, and Thailand. The patents in this family are expected to expire in 2041, excluding any patent term adjustments and/or extensions.

ABP-201

As of December 31, 2024, we own one patent family that covers compositions of matter, methods of use, and methods of manufacture for our ABP-201 product candidate, which binds to both angiopoietin-2, or ANG-2, and vascular endothelial growth factor, or VEGF. This family includes pending applications in the United States, China, Europe, Hong Kong, Japan, and South Korea. Any patents resulting from that application would be expected to expire in 2042, excluding any patent term adjustments and/or extensions.

Through our majority-owned subsidiary AbMed Corporation, we have also exclusively licensed from MedImmune/AstraZeneca certain intellectual property originally entered in connection with ABP-200, which we are no longer developing. As of December 31, 2024, we have licensed three patent families from MedImmune/AstraZeneca comprised of pending and/or issued U.S. and foreign patents and applications. The patents in these families are not expected to cover ABP-201 and/or are expected to expire before commercialization of ABP-201, excluding any patent term adjustments and/or extensions. We believe that we do not need the intellectual property licensed under this agreement for the development and eventual commercialization of ABP-201 or any of our other programs.

As of December 31, 2024, one of these licensed patent families includes three issued U.S. patents, and issued patents in Australia, Brazil, China, Hong Kong, Japan, Mexico, Russia, South Korea, as well as pending applications in Europe and India. The patents in this family are expected to expire in 2025, excluding any patent term adjustments and/or extensions.

As of December 31, 2024, the second family of these licensed patent families includes two issued patents in the United States and issued patents in Australia, China, Hong Kong, Japan, and South Korea, as well as pending applications in Canada, Europe, Hong Kong, and Israel. Any patents resulting from that application would be expected to expire in 2037, excluding any patent term adjustments and/or extensions.

As of December 31, 2024, the third family of these licensed patents includes two issued patents in the United States, and issued patents in Australia, China, Europe, Hong Kong, Japan, and South Korea, as well as pending applications in Canada, Europe, Hong Kong, and Israel. Any patents resulting from that application would be expected to expire in 2037, excluding any patent term adjustments and/or extensions.

Regulatory framework

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed co-owned patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following the FDA approval. Additionally, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any of our patents. The FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. An extension may also not be granted because of, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to the expiration of relevant patents, or otherwise failing to satisfy applicable requirements. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We also have or intend to implement executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. These confidentiality agreements are designed to protect our proprietary information and, in the case of invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. However, these agreements may be breached, and we may not have adequate remedies for any breach, with a third party. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for use, disputes may arise as to the rights in related or resulting know-how and inventions.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information regarding the risks related to our intellectual property, proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors — Risks Related to Intellectual Property.”

Government regulation and product approval

Governmental authorities in the United States, at the federal, state, and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing, and export and import of products such as those we are developing. Our therapeutic product candidates must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and, in the case of therapeutic biologics, the Public Health Service Act, or PHSA, and implementing regulations of each. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

●	refusal to approve pending applications;

●	withdrawal of an approval;

●	imposition of a clinical hold;

●	warning or untitled letters;

●	seizures or administrative detention of product;

●	total or partial suspension of production or distribution; or

●	injunctions, fines, disgorgement, or civil or criminal penalties.

BLA approval process

The process required by the FDA before a therapeutic biologic may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, and other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin, and applicable institutional review boards (IRBs)/ ethics committee approvals;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the product candidate for its intended use;

●	submission to the FDA of a BLA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with cGMPs to assure that the facilities, methods, and controls are adequate to preserve the product candidate’s identity, strength, quality, and purity;

●	satisfactory completion of an FDA inspection at selected clinical research sites, the contract research organization if the monitoring of the study was outsourced, and/or inspection of the Sponsor organization to assess GCP compliance may also be required and;

●	FDA review and approval of the BLA.

Once a biopharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected suspected adverse reactions in a timely manner, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An IRB at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the informed consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined.

●	Phase 1—The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the product candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2—Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase 3—Clinical trials are undertaken to further evaluate dosage, clinical efficacy, and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

A pivotal study is a clinical study that adequately meets regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are also Phase 3 studies but may be Phase 2 studies if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need. Human clinical trials are inherently uncertain, and Phase 1, Phase 2, and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before a BLA or New Drug Application, or NDA, is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development.

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of such “Phase 4” clinical trials.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate, and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity, and potency of the product candidate. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies, and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for products and an annual establishment fee on facilities used to manufacture prescription biological or drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept for filing any BLA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, plan is necessary to assure the safe use of the product. If the FDA concludes a REMS plan is needed, the sponsor of the BLA must submit a proposed REMS plan. The FDA will not approve a BLA without a REMS plan, if required. The FDA has authority to require a REMS plan to ensure that the benefits of a drug or therapeutic biologic outweigh the risks. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control. Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.

Post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product candidate reaches the market. Later discovery of previously unknown problems with a product candidate may result in restrictions on the product candidate or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product candidate, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved therapeutic candidates that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

Any therapeutic candidates manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

●	record-keeping requirements;

●	reporting of adverse experiences with the product candidate;

●	providing the FDA with updated safety and efficacy information;

●	product sampling and distribution requirements;

●	notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and

●	complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

Therapeutic manufacturers and other entities involved in the manufacture and distribution of approved therapeutic products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive, and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use if our product candidates are approved. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition — generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the BLA application user fee.

New legislation and regulations

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance documents, and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further new legislation will be enacted or FDA regulations, guidance documents, policies, or interpretations changed or what the effect of such changes, if any, may be.

Review and approval of drug products outside the United States

In order to market any drug product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Pharmaceutical coverage, pricing and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and other third-party payors, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require a clinical trial that compares the cost effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

Healthcare law and regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians, patient privacy laws and regulations, and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrange for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violation of the federal Anti-Kickback Statue carries criminal penalties and fines as well as administrative sanctions under the Civil Money Penalties Law. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act;

●	federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit an individual or entity from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willingly falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact, or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created by the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous local, state, and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers; local, state, and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other health care providers and health care entities, or marketing expenditures; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the locale and comply with the pharmaceutical industry’s voluntary compliance guidelines or relevant compliance guidance promulgated by the federal government; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any such requirements, we may be subject to sanctions, including criminal fines, significant civil monetary penalties, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Healthcare reform

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019 and further revised, effective January 1, 2025 under the IRA), point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Effective January 1, 2025, certain provisions of the Inflation Reduction Act of 2022 will reduce Medicare Part D beneficiaries’ annual out-of-pocket maximum from $7,050 to $2,000, thereby effectively eliminating the coverage gap.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

●	In August 2011, the Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress, including a reduction of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, this will remain in effect through 2030 unless additional Congressional action is taken.

●	The U.S. American Taxpayer Relief Act of 2012 was signed into law in 2013, which among other things, further reduced Medicare payments to several types of providers.

●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

●	The Further Consolidated Appropriations Act, signed into law in 2019, repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instituted in the future.

There has been increasing legislative and enforcement interest in the United States with respect to product pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of therapies under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. It is unclear what effect such legislative and enforcement interest may have on our product candidates.

Further, on December 13, 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law. Among other provisions, the Cures Act reauthorized the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; created a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revised the FDCA to streamline review of combination product applications; required the FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provided a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorized the FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop products. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Employees

As of the date of this Annual Report, we had six full-time employees, three of whom are primarily engaged in research and development activities and three of whom have an M.D. or Ph.D. degree. We currently have nine furloughed employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Facilities

We occupy approximately 13,974 square feet of office and laboratory space in Woburn, Massachusetts, under a lease that expires on September 30, 2025, which we use for our corporate headquarters as well as certain of our research and development activities. We occupy approximately 2,800 square feet of office and laboratory space in Burlington, Massachusetts, under a lease that expires on April 30, 2025, which we use primarily for research and development activities. As of the date of this Annual Report, we do not intend to renew the lease.

Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

In January 2023, we entered into a settlement agreement with Parexel International (IRL) Limited relating to payment obligations arising out of a clinical trial performed by Parexel, which was co-financed by the Company and Mabwell (Shanghai) Bioscience Co., Ltd. (SHA: 688062), a biopharmaceutical company headquartered in Shanghai, China (“Mabwell”). The Company made some but not all installment payments due under the settlement agreement and Parexel filed a complaint in Superior Court in Middlesex County, Massachusetts in April 2023. Parexel subsequently amended the complaint twice and filed a motion for default judgment in September 2023 seeking contractual damages of approximately $640,000 plus additional damages under Massachusetts Chapter 93A for deceptive business practices. A hearing on the motion was held on January 9, 2024. The court asked for additional submissions by January 16, 2024 and indicated that a ruling would follow thereafter. On January 26, 2024, the court entered a judgment in the case awarding Parexel a total of approximately $700,000 and rejecting Parexel’s claim under Chapter 93A.

In March 2017, we entered into an Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (“MSK”), which was subsequently amended by Amendment No. 1 to Exclusive License Agreement dated March 31, 2017, Amendment No. 2 to Exclusive License Agreement dated March 31, 2018, and Amendment No. 3 to Exclusive License Agreement dated December 31, 2019 (collectively, the “Exclusive MSK License Agreement”). In June 2023, we received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling at least $1,060,405 in principal and $169,173 in interest. We do not dispute the payment obligations under the Exclusive MSK License Agreement and have not made the payment to preserve cash. We are working to finalize a settlement agreement including a cash component significantly less than the face amount of the obligation.

On August 12, 2024, our landlord filed a Summary Process (Eviction) Summons and Complaint with the District Court in Woburn, Massachusetts relating to our Cummings Park premises. On November 20, 2024 the Company made late rent payments to the landlord and on November 25, 2024, the Summons was dismissed by the landlord.

We are unable to predict the ultimate outcome of these matters, the timing of any final decisions of various agencies or courts, or the impact on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report before deciding whether to invest in our securities. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

Our management has concluded that uncertainties around our ability to raise additional capital raise substantial doubt about our ability to continue as a going concern, including drug development. We will require additional financing to fund our future operations. Any failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

We have concluded that we do not have sufficient cash to fund our operations and drug development and to meet our obligations as they become due within one year from the date that our consolidated financial statements are issued and as a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments to meet cash requirements, and is subject to our ability to generate a profit or obtain appropriate financing from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from third parties where possible. We will need to raise additional capital to fund our operations and drug development. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. The perception that we may not be able to continue as a going concern may materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise and no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern. This perception may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are a preclinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

Pharmaceutical and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a preclinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted our resources to the development of antibody product candidates, our technologies and our DiversImmune® and MultiMabTM platforms. We are not profitable and have had significant operating losses since our inception. As of December 31, 2024, we had an accumulated deficit of $116.1 million. For the years ended December 31, 2024 and 2023, our net loss was $7.2 million and $11.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our collaboration agreements, research and development programs and from general and administrative costs associated with our operations. We continue to incur significant research and development (“R&D”) and other expenses related to ongoing operations and expect to incur losses for the foreseeable future.

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. We may also be required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, which may lead to us incurring additional unplanned costs or result in delays in clinical development. In addition, we may be required to redesign or otherwise modify our plans with respect to an ongoing or planned clinical trial, and changing the design of a clinical trial can be expensive and time consuming. An unfavorable outcome in one or more trials would be a major setback for our product candidates and for us. An unfavorable outcome in one or more trials may require us to delay, reduce the scope of or eliminate one or more product development programs, which could have a material adverse effect on our business, financial position, results of operations and future growth prospects.

Our product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We believe that we are at a sufficiently mature development stage with both lead candidates that given adequate funding and, in the case of ABP-102, continued successful collaboration with Celltrion, these programs would be able to enter clinical trials in 2026 (in the case of ABP-102 and ABP-201). However, there can be no guarantee that both or either will do so, and to date, we have not yet had any discussions with the U.S. Food and Drug Administration (the “FDA”) regarding the clinical trial design for our lead product candidates. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by preclinical stage biopharmaceutical companies such as ours. We currently do not expect to generate any near-term revenue other than from certain milestone payments under the collaboration agreements relating to our two lead antibodies. We do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we enter into clinical development of our lead programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, and our existing or future partners, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, achieving contractual milestones under our collaboration agreements, manufacturing any approved products on commercially reasonable terms, realizing royalties on any approved products under our collaboration agreements, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, and our existing or future partners, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which will have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Our product candidates are in early stages of development and have never been tested in a human subject. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates, including ABP-102, for the potential treatment of breast and gastric cancers, and ABP-201, for the potential treatment of wet age-related macular degeneration (Wet AMD) and diabetic macular edema (DME), have not yet entered clinical trials. In particular, none of our product candidates has ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future partner must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;

●	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to our product candidates;

●	delays in submitting investigational new drug applications (each an “IND”) or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

●	conditions imposed by the FDA, or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in enrolling research subjects in clinical trials;

●	high drop-out rates of research subjects;

●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

●	greater than anticipated clinical trial costs;

●	poor effectiveness of our product candidates during clinical trials;

●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all; and

●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

Our approach to the discovery and development of our antibodies using our DiversImmune® and MultiMabTM may not result in a marketable therapeutic antibody product.

The scientific research that forms the basis of our efforts to discover product candidates based on our DiversImmune® and MultiMabTM platforms is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic antibodies based on our platforms is both preliminary and limited. We may not be correct in our assumptions about the superiority of our platforms to competing technologies. If our DiversImmune® and MultiMabTM platforms are not able to develop next-generation approved antibody constructs that are effective against clinically validated targets at the necessary speed or scale, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our next-generation bispecific antibodies may not demonstrate the therapeutic effects of, or benefits at least comparable to, monospecific antibodies that we anticipate once tested in humans.

None of our product candidates have been tested in humans. We may ultimately discover that our product candidates do not possess certain properties that we believe are helpful for therapeutic effectiveness, including strong binding for increased efficacy and increased binding sites for increased potency, and safety, including reduced immunogenicity and optimized binding domain position, or dosing, including a longer circulating half-life resulting in reduced dosing required. For example, when administered in a human, we may find that our product candidates perform differently than in preclinical studies. We currently have only limited preclinical data, and no conclusive evidence, to suggest that we can introduce these favorable properties into any of our product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, certain of our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although certain of our product candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

Further, we are aware of only nine bispecific antibodies that have been approved by the FDA. As such, we believe the FDA has limited early experience with bispecific antibody-based therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, the FDA may require us to provide additional data to support our regulatory applications. We and our existing or future partners may never receive approval to market and commercialize any product candidate. Even if we or an existing or future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus, approach to antibody development and reengineer the antibody. Any of these events could have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on our novel therapeutic modality, and we may not generate any revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The antibodies we are developing use relatively new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our platforms and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future partners. Market acceptance of our product candidates will depend on, among other factors:

●	the timing of our receipt of any marketing and commercialization approvals;

●	the terms of any approvals and the countries in which approvals are obtained;

●	the safety and efficacy of our product candidates;

●	the prevalence and severity of any adverse side effects associated with our product candidates;

●	the limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;

●	the relative convenience and ease of administration of our product candidates;

●	the willingness of patients to accept any new methods of administration;

●	the success of our physician education programs;

●	the availability of adequate government and third-party payor reimbursement;

●	the pricing of our products, particularly as compared to alternative treatments; and

●	the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

If any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant additional funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company.

Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaboration and research and development agreements;

●	the timing and amount of milestone or royalty payments we may receive under collaboration agreements;

●	our ability to maintain our current licenses and research and development programs and to establish new collaborations;

●	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

●	the cost and timing of regulatory approvals; and

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of debt and equity securities and payments received under our collaboration agreements. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune Limited, or MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca.

The license agreement with MedImmune/AstraZeneca provides for a research plan with target dates for an IND application (July 2021) and Phase II commencement (December 2022), These target dates were not met, which gives MedImmune/AstraZeneca a termination right. We communicated with Medimmune/AstraZeneca in September 2021 regarding the development timeline, but no further discussion has been held.

We do not expect a material impact on our business if MedImmune/AstraZeneca terminates this agreement. This license was originally entered into in connection with the development of ABP-200, which we are no longer developing. We believe that we do not need the intellectual property licensed under that agreement for the development and eventual commercialization of ABP-201 or any of our other programs. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license from third parties, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have a material adverse effect on our business.

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates. If such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

ABP-102 is being developed and commercialized through a worldwide strategic partnership with Celltrion Inc. (“Celltrion”) (KRX:068270), a leading Korean biopharmaceutical company headquartered in Incheon, South Korea. ABP-201 is being developed and commercialized through a territorial partnership with Abpro Bio International, Inc. (“Abpro Bio” or “ABI”), a subsidiary of Abpro Bio Co. Ltd (KOSDAQ:195990), a company headquartered in Daegu, South Korea. ABP-150 is being developed under a collaboration agreement with Nanjing Chia Tai Tianqing Pharmaceutical Co., Ltd (“NJCTTQ”), headquartered in Nanjing, China.

We will continue to explore strategic and geographic-oriented partnerships that provide us with near-term economic benefits where we retain product rights to key strategic markets. More generally, we may also seek out third-party partners, such as biotech companies, pharmaceutical companies and distributors, for marketing, distribution, development, licensing or broader arrangements to complement our own capabilities.

Our ability to generate revenues from our existing collaborations for licensing and co-development of our product candidates and any future similar arrangements, will depend on our ability to successfully develop the product candidates and receive necessary product approvals for commercialization in the agreed territories. We have limited ability to control the actions of our joint development and any other third-party partners, and successful product development will depend to some extent on such third parties to perform the functions assigned to them in our contracts.

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

●	third parties have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	third parties may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●	third parties may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	third parties could independently develop, or develop with other third parties, products that compete directly or indirectly with our product candidate if the partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	third parties with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	third parties may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation or other legal proceedings that could jeopardize, invalidate or render unenforceable our intellectual property or proprietary information or expose us to litigation, other legal proceedings or potential liability;

●	third parties may infringe, misappropriate or violate the intellectual property rights of others, which may expose us to litigation, other legal proceedings and potential liability;

●	third parties may engage in misconduct, including non-compliance with regulatory requirements, that may result in governmental investigations or other actions or lawsuits against us or the third party;

●	disputes may arise between our third-party collaborators and our company that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management attention and resources; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a partner of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure of our existing and any future collaborations would negatively affect our business plans and strategy for our product candidate pipeline, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If our partners cease development efforts under our existing or future collaborations, or if any of those agreements is terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.

A portion of our future revenue and cash resources is expected to be derived from our license and collaboration agreements. Revenue from these collaborations depends upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our existing or future partners were to terminate a collaboration agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and a material and adverse effect on our business, financial condition, results of operations and prospects.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense, and present significant distractions to our management.

 From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies or hospitals. The competition for partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the partner terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;

●	higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses;

●	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;

●	impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and

●	the inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

We may acquire assets or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

If third parties on which we intend to rely on to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

We intend to rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies of our product candidates and will do the same for any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with good laboratory practices, or GLPs, and clinical trials to be conducted in accordance with good clinical practices (“GCPs”), including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

 Because we may rely on third-party manufacturing and supply partners for preclinical and clinical development materials, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

 We produce only small-scale quantities of our antibodies and reagents for characterization, in vivo and in vitro assessment. We may rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We do not currently own manufacturing facilities for producing such supplies. There can be no assurance that our preclinical or clinical development product supplies will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials of product candidates under development;

●	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

●	loss of the cooperation of an existing or future partner;

●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;

●	requirements to cease distribution or to recall batches of our product candidates; and

●	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Our third-party manufacturers may be unable to successfully scale manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical trials, we will need to manufacture large quantities of our product candidates. We may use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our product candidates are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of both the number of people who suffer from HER2+ breast and gastric cancers or other tumors that can be treated with VEGF inhibitors, is based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive our potential product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

We face competition from entities that have developed or may develop product candidates for the treatment of the diseases that we are initially targeting, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors are often larger and better funded. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. We believe that while our DiversImmune® and MultiMabTM platforms, their associated intellectual property, the characteristics of our antibody product candidates in development, and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains. Given the number of competitors, we strive to differentiate ourselves from them and contrast the perceived advantages of our technologies and product candidates. There is a risk that some of our competitors will take issue with our positioning and make allegations regarding our company or our business practices. Any such allegations could divert management’s attention, which could have an adverse effect on our business.

We are aware of several companies that are developing antibodies for the treatment of cancer and autoimmune diseases. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to develop and protect antibodies that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the antibodies we develop.

We expect to compete with antibody developers, such as AnaptysBio, Inc., Bristol-Myers Squibb Company, Genmab A/S, Ichnos Glenmark Innovation, Janux Therapeutics, Regeneron Pharmaceuticals, Inc., Roche AG, Vir Bio, and Xencor Inc. If our lead product candidates are approved, they will compete with a range of treatments that are either in development or currently marketed. For example, some of our product candidates will compete against traditional cancer therapies, such as chemotherapy, as well as immune-based treatments for cancer, such as CAR T and TCR therapies, developed or currently marketed by Bellicum Pharmaceuticals, Inc., Bluebird bio, Inc., Bristol-Myers Squibb Company, Cellectis S.A., Gilead Sciences, Inc., Novartis AG, Precigen, Inc., AstraZeneca and Genentech, Inc. (a member of the Roche Group, or Genentech/Roche).

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Robert Markelewicz, our Chief Medical Officer. We have an offer letter with Robert Markelewicz.  The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

As of the date of this Annual Report, we had six full-time employees and nine furloughed employees.  Our focus on the development of our product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/ or to accomplish all of our objectives.

We may experience difficulties in managing our growth and expanding our operations.

We have limited experience in product development and have not begun clinical trials for any of our product candidates. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. We may also experience difficulties in the discovery and development of new antibody product candidates using our DiversImmune® and MultiMabTM platforms if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If any of our product candidates is approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have no sales, marketing or distribution capabilities or experience. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into partnerships with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on partnership with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

Price controls imposed in foreign markets may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our antibody product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for any of our product candidates, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

In the event that any of our product candidates receive regulatory approval and we or others identify undesirable side effects caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

●	regulatory authorities may withdraw their approval of the product or seize the product;

●	we may be required to recall the product or change the way the product is administered to patients;

●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

●	we could be sued and held liable for harm caused to patients;

●	the product may become less competitive; and

●	our reputation may suffer.

Litigation and legal proceedings may substantially increase our costs and harm our business.

We have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. See “Legal Proceedings.”

The expense of defending against such litigation and legal proceedings may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits or legal proceedings is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation and legal proceedings are subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As we move into conducting clinical trials of our product candidates, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of antibody treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently do not have product liability insurance and will need to obtain such insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, waste, abuse or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other wasteful or abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant criminal, civil, and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity obligations, reputational harm, and the curtailment or restructuring of our operations.

Our internal computer systems, or those of CROs or other contractors or consultants we currently use or may use in the future, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of CROs and other contractors and consultants we use or may use in the future, may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

Our information technology systems could face serious disruptions that could adversely affect our business.

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work.

Additionally, any significant breach, breakdown, destruction or interruption of these systems by employees, others with authorized access to our systems or unauthorized persons has the potential to negatively affect our operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyberattack, such as the infiltration of a data center, denial-of-service attacks, viruses, malicious software, phishing attacks, security breaches or data leakage of confidential information either internally or at our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of the Commonwealth of Massachusetts and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current operations are concentrated across two locations in close proximity, and we or the third parties upon whom we depend may be adversely affected by natural disasters and we may not be adequately protected from a serious disaster.

Our current operations are concentrated across two locations in close proximity outside of Boston, Massachusetts. Any unplanned event, such as flood, fire, explosion, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters such as snowstorms or hurricanes could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We do not currently have disaster recovery and business continuity plans in place and this may have adverse consequences in the event of a serious disaster or similar event. As a result, we may incur substantial expenses, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.

Our success depends in part on our ability to obtain and maintain protection with respect to our owned and in-licensed intellectual property and proprietary technology. We rely on patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, to protect our current or future platforms, product candidates, methods used to manufacture our current or future product candidates and methods for treating patients using our current or future product candidates.

We cannot predict whether any future patent applications will result in the issuance of patents that effectively protect any of our product candidates or will effectively prevent others from commercializing competitive products.

We also rely on our ability to preserve our trade secrets, to prevent third parties from infringing, misappropriating or violating our proprietary rights and to operate without infringing, misappropriating or violating the proprietary rights of others. The patent prosecution process is expensive, complex and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents, and, even if they do issue as patents, such patents may not cover our current or future technologies or product candidates in the United States or in other countries or provide sufficient protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. There is no assurance that all of the potentially relevant prior art relating to our owned or in-licensed patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending application. Even if patents do successfully issue and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that we may develop.

If patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity, it could dissuade companies from collaborating with us to develop current or future technologies or product candidates, and threaten our ability to commercialize current or future products. Any such outcome could have a material adverse effect on our business, financial condition, results of operations and prospects.

The patent positions of biopharmaceutical companies are generally uncertain because they involve complex legal and factual considerations and have, in recent years, been the subject of much legislation and litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our owned or in-licensed patents or narrow the scope of our patent protection. Publications of discoveries in scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or in-licensed patents or pending applications, or that we or our licensors were the first to file for patent protection of such inventions. There is no assurance that all potentially relevant prior art relating to our owned or in-licensed patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our owned or in-licensed pending patent applications from issuing as patents.

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity, or enforceability, and patents and patent applications may be challenged in the courts in the patent office in the Unites States and abroad. For example, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings, declaratory judgment actions or counterclaims challenging our owned or in-licensed patent rights or the rights of others. An adverse determination in any such submission, proceeding, or litigation could prevent the issuance of, reduce the scope of, invalidate, or render unenforceable our owned or in-licensed patent rights, limit our ability to stop others from using or commercializing similar or identical platforms and products, allow third parties to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or in-licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future platforms or product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any failure to obtain or any loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our current or future product candidates.

Moreover, some of our owned and in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent application, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, we in-license certain patent rights covering ABP-110 from the National Cancer Institute, or NCI, a division of the National Institutes of Health, or NIH. As a result, the U.S. government may have certain rights, including so-called march-in rights, to such patent rights and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our competitive position, business, financial condition, results of operations, and prospects.

If we fail to comply with our obligations under any license, collaboration or other intellectual property related agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technologies and product candidates. Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. We previously were party to an Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (“MSK”), which was terminated by MSK in September 2023 for our failure to fulfil our payment obligations to MSK. MSK has demanded payments totaling approximately $1.2 million. We have contacted MSK about possible settlement and have responded to a counterproposal received from MSK in February 2024, and are continuing discussions. See “Legal Proceedings” for more information. We are in breach of our obligations under our license agreement with MedImmune/AstraZeneca. See ” — Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune Limited, or MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca.”  Our breach of this license agreement or breach of any other license agreement, or the use of intellectual property licensed to us in an unauthorized manner, may require us to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications that we license from third parties. For example, pursuant to each of our intellectual property licenses with MedImmune, and NCI, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of the patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products or product candidates that are subject of such licensed rights could be materially adversely affected.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s intellectual property rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our current or future technologies or product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, the standard expiration of a patent is generally 20 years after it is filed. Various extensions may be available. However, the life of a patent and the protection it affords is limited. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, given the large amount of time required for the research, development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). Additionally, a patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. An extension may not be granted or may be limited because of, for example a failure to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current or any future technologies or product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States has recently enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, which could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to challenge the validity of a patent by the USPTO administered post grant proceedings, including derivation, reexamination, inter partes review, post-grant review, and interference proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our issued owned or in-licensed patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. The recent decision by the Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes claims directed to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and that is unmodified. This decision has yet to be clearly interpreted by other courts and by the USPTO. We cannot assure you that the interpretations of this decision or that subsequent rulings will not adversely impact our owned or in-licensed patents or patent applications. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce our existing owned or in-licensed patents and patents that we might obtain or in-license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may have a material adverse effect on our and our licensors’ ability to obtain new patents or to protect and enforce our owned or in-licensed patents or that we may obtain or in-license in the future.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.

Bispecific antibodies are a relatively new scientific field. As the field of antibody and immunoregulatory therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our or our licensors’ intellectual property rights. Even if such rights are not directly challenged, disputes could lead to the weakening of our or our licensors’ intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete.

There are many issued and pending patents that claim aspects of our current or future product candidates and modifications that we may need to apply to our current or future product candidates. There are also many issued patents that claim antibodies or portions of antibodies that may be relevant for products we wish to develop. Thus, it is possible that one or more third parties will hold patent rights to which we will need a license, which may not be available on reasonable terms or at all. If those third parties refuse to grant us a license to such patent rights on reasonable terms or at all, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to market such technology or product candidates or perform research and development or other activities covered by these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents on current or future technologies or product candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our owned and in-licensed patents or the marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our owned or in-licensed intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our owned or in-licensed patents at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our and our licensors’ efforts to enforce such intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of its patents. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business, financial condition, results of operations and prospects may be materially adversely affected.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our current or any future product candidates and use our proprietary technologies without infringing, misappropriating or violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

We or our licensors, or any future strategic partners may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any future product candidates and technologies, including derivation, reexamination, inter partes review, post-grant review, or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the United States such as opposition proceedings. In some instances, we may be required to indemnify our licensors for the costs associated with any such adversarial proceedings or litigation. For example, our majority-owned subsidiary, AbMed Corporation, is obligated under the Collaboration and License Agreement with MedImmune to indemnify and hold harmless MedImmune for damages arising from intellectual property infringement by us resulting from exercise of the license from MedImmune. Third parties may assert infringement claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us, our licensors or our strategic partners to enforce or to otherwise assert their patent rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse impact on our ability to commercialize our current or any future platforms or product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

If we or our licensors, or any future strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing platforms or product candidates. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

In addition, we or our licensors may find it necessary to pursue claims or initiate lawsuits to protect or enforce our owned or in-licensed patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to our owned or in-licensed patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceeding would divert our management’s attention. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

If we or our licensors were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, indefiniteness, lack of written description, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our product candidates and technologies if competitors or third parties design around such product candidates and technologies without legally infringing, misappropriating or violating our owned or in-licensed patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future technologies or product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our current or future technologies or product candidates, which may not be available on commercially reasonable terms or at all.

Because the antibody landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our current or future technologies or product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates or platform technologies could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platforms, our product candidates or the use of our technologies. Third-party intellectual property right holders may also actively bring infringement, misappropriation or violation claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or product candidates that are held to be infringing, misappropriating or violating. We might, if possible, also be forced to redesign current or future technologies or product candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our current or future technologies and product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. However, trade secrets and know-how can be difficult to protect. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We may also become involved in inventorship disputes relating to inventions and patents developed by our employees or consultants under such agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret, or securing title to an employee-or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets or other proprietary information of our employees’ or consultants’ former employers or their clients.

Many of our employees were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or may be enjoined from using such intellectual property, and would likely divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. A loss of key research personnel or their work product could limit our ability to commercialize, or prevent us from commercializing, our current or future technologies or product candidates, which could materially harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and in-licensed patents and/or applications and any patent rights we may own or in-license in the future. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our in-licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be materially adversely affected.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make compounds or formulations that are similar to our product candidates, but that are not covered by the claims of any patents, should they issue, that we own, license or control;

●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own, license or control;

●	we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or violating our owned or in-licensed intellectual property rights;

●	it is possible that our owned or in-licensed pending patent applications will not lead to issued patents;

●	issued patents that we own, in-license or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary platforms that are patentable;

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and

●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

All of our product candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We expect to commence clinical trials of our two lead product candidates, ABP-102 for the treatment of breast and gastric cancers, and ABP-201 for the treatment of wet age-related macular degeneration (Wet AMD) and diabetic macular edema (DME) in 2026. Commencing these clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. Even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of our product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

●	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;

●	obtaining regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	obtaining institutional review board, or IRB, approval at each clinical trial site;

●	recruiting suitable patients to participate in a clinical trial;

●	having patients complete a clinical trial or return for post-treatment follow-up;

●	clinical trial sites deviating from trial protocol or dropping out of a trial;

●	adding new clinical trial sites; or

●	manufacturing sufficient quantities of our product candidates for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the severity of the disease under investigation, our payments for conducting clinical trials, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating. Especially because our product candidates may initially target indications that may be characterized as orphan markets, the clinical trial timeline for the regulatory process could be prolonged if sufficient patients cannot be enrolled in a timely manner. Furthermore, we expect to rely on our partners, CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our product candidates, resulting in substantial harm to our business.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future partners to begin selling them. We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

We believe the FDA has limited early experience with bispecific antibody-based therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, the FDA may require us to provide additional data to support our regulatory applications, including Biologics License Applications (“BLAs”). In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa.

We may in the future conduct clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection, if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we or our existing or future partners obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners;

●	suspension or revocation of product license approvals;

●	product seizure or detention or refusal to permit the import or export of products; and;

●	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We may fail to obtain and maintain orphan drug designation from the FDA for our current and future product candidates, as applicable.

Our strategy may include filing for orphan drug designation if and where available for our product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee exemptions. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

We may pursue orphan designations for our lead product candidates ABP-102 and ABP-201. However, while we may seek orphan drug designations for our product candidates, we may never receive such designations. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. Even if we obtain such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. We may also fail to meet requirements to maintain orphan drug designation while developing ABP-102 and ABP-201. In addition, exclusive marketing rights in the United States may be limited if we decide to seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.

We may attempt to secure approval from the FDA through the use of accelerated approval pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates, including ABP-102 and ABP-201. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

If we choose to pursue accelerated approval, we intend to seek feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that, after our evaluation of the feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence, a post-market study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted, which, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions that resulted in aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken.

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. In August 2023, the government selected the first 10 drugs to be put through the Medicare drug price negotiation program, which is currently subject to several constitutional challenges. The outcomes of these challenges on the IRA, and the effect of the IRA on our business and the healthcare industry in general, are not yet known.

There has been increasing legislative and enforcement interest in the United States with respect to product pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of products under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The U.S. Department of Health and Human Services (“HHS”) has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. It is unclear what effect such legislative and enforcement interest may have on prescription devices.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any marketed product, which could have an adverse effect on patients for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from products that we may successfully develop and for which we may obtain regulatory marketing authorization and may affect our overall financial condition and ability to develop product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory marketing authorization that may have been obtained and we may not achieve or sustain profitability.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics and added a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. On December 20, 2017, Congress passed The Tax Cuts and Jobs Act, which includes a provision repealing the individual mandate under the ACA, effective January 1, 2019. We continue to evaluate how the ACA and recent efforts to repeal and replace or limit the implementation of the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

Further, on December 13, 2016, President Obama signed the 21st Century Cures Act (the “Cures Act”), into law. Among other provisions, the Cures Act reauthorized the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; created a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revised the FDCA to streamline review of combination product applications; required FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provided a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorized FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

If we or existing or future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violation of the federal Anti-Kickback Statue carries criminal penalties and fines as well as administrative sanctions under the Civil Money Penalties Law. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act;

●	the federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalties laws that impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicare or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	the analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other health care providers and health care entities, or marketing expenditures; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the United States and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy (a “REMS”), after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We intend to rely on third-party manufacturers and we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future partners, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers, and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its product. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities. We will adopt a Code of Business Conduct and Ethics, which will be effective upon the Closing of the Merger, and expect to prepare and implement policies and procedures to ensure compliance with such code. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government is in the process of enacting comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Annual Report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited.

We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, some of which are outside of our control. As of December 31, 2024, we had federal net operating loss carryforwards of approximately $23.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Risks Related to Our Organization and Structure

Our Charter and the Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter and the Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, the Charter or the Bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The exclusive forum provision may increase the costs for a stockholder to bring a claim or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our Charter and the Bylaws provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

The Charter, the Bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board. Among other things, the Charter and/or Bylaws include the following provisions:

●	a staggered board, which means that our Board is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

●	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

●	a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

●	a forum selection clause, which means certain litigation against us can only be brought in Delaware;

●	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

●	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of the Charter, the Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our management team may not successfully or efficiently manage its transition to being a public company.

As a public company, we have incurred new obligations relating to our reporting, procedures, and internal controls. These new obligations and attendant scrutiny will require investments of significant time and energy from our executives and could divert their attention away from the day-to-day management of our business, which in turn could adversely affect our financial condition or operating results.

The members of our management team have extensive experience leading complex organizations. However, they have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

As a result of the consummation of the Merger, we face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements have and will require us to carry out activities we have not done previously. For example, we have created new Board committees and will adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

We also spent considerable management time in connection with our restatement of previously issued financial statements as of the periods ended September 30, 2024, December 31, 2023 and December 31, 2022. This was due to prior period accounting errors resulting from the understatement of liabilities under one of the Company’s license agreements, as disclosed in Item 9A herein.

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports and weaken investor confidence in our financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures contained a material weakness as of December 31, 2024, due to the Company having inadequate segregation of duties over internal wire transfer authorization and access to bank accounts, inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements, and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Material weaknesses in internal control over financial reporting could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

To address this material weakness, management plans to devote significant effort and resources to the remediation and improvement of its internal controls over financial reporting by enhancing its authorization procedures and access controls with respect to wire transfers and bank account access, implementing and improving controls to ensure timely accounting review of significant contractual obligations such as license agreements and designing and maintaining formal written policies and procedures regarding internal controls over financial reporting. These material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

Failing to develop or maintain effective internal control over financial reporting may result in a misstatement of our financial statements or cause investors to lose confidence in us, which could have a material adverse effect on our business, financial condition or results of operations. These remediation measures may be time consuming and costly, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We reached a determination to restate certain of our previously issued consolidated financial statements as a result of the identification of errors in previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note, in Note 2 of our consolidated financial statements, Summary of Significant Accounting Policies in this Annual Report, we reached a determination to restate certain of our historical consolidated financial statements and related disclosures for the Non-Reliance Periods disclosed in that note after identifying accounting errors resulting from the understatement of liabilities under one of its license agreements. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for public companies are subject to review, interpretation and guidance from our independent registered accounting firm and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our consolidated financial statements.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our manufacturing operations, customer billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting. We expect that complying with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These increased costs will increase our net loss and we cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Our management has limited experience in operating a U.S.-listed public company.

Our management has limited experience in the management of a U.S.-listed public company. Our management team may not successfully or effectively manage our transition to a U.S.-listed public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of U.S.-listed public companies. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company listed on a public exchange in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We are an “emerging growth company,” and our reduced SEC reporting requirements may make our shares less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the of the date of the completion of the Company’s initial public offering on January 19, 2022 (the “ACAB IPO”), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

Risks Related to an Investment in of Our Securities

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our shares.

If we fail to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our shares. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Stock is “penny stock” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our Common Stock may decline.

The market price of our Common Stock may decline for a number of reasons including if:

●	investors react negatively to the prospects of our business;

●	the effect of the Merger on our business and prospects is not consistent with the expectations of financial or industry analysts; or

●	we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our shares will depend on the research and reports that securities or industry analysts publish about us or our business. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, the share price would likely decline. If one or more of these analysts cease coverage of us or we or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our Common Share price may decline and you could lose all or part of your investment as a result.

The trading price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your Common Stock at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	announcements of estimates by third parties of actual or anticipated changes in the size of our customer base or the level of customer engagement;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	additional securities being sold or issued into the market by us or any of the existing shareholders or the anticipation of such sales, including if we issue shares to satisfy restricted stock unit related tax obligations or if existing shareholders sell shares into the market when applicable “lock-up” periods end;

●	investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our Common Stock;

●	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

●	the size of our public float;

●	actions by institutional or activist shareholders;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

●	changes in senior management or key personnel;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Concentration of ownership among existing executive officers, directors and their affiliates, including the investment funds they represent, may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates, including the investment funds they represent, as a group beneficially own approximately 18.1% of New Abpro’s Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of the Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Our shareholders may experience dilution in the future.

The percentage of our Common Stock owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, exercise of our warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Common Stock.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Common Stock or if our operating results do not meet their expectations, our Common Stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If no securities or industry analysts commence coverage of us, the trading price for our Common Stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about its businesses, or if our operating results do not meet analyst expectations, the trading price of our Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our Common Share price and trading volume to decline.

Future sales, or the perception of future sales, by us or our shareholders in the public market could cause the market price for our Common Stock to decline.

The sale of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

In connection with the Merger, pursuant to the Abpro Lock-Up Agreements, certain Abpro stockholders agreed that they will not, during the period beginning at the Effective Time and continuing to and including the date that is one (1) year after the date of the Effective Time, subject to earlier release conditions, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of Common Stock, or any interest in any of the foregoing (in each case, subject to certain exceptions set forth in the Abpro Lock-Up Agreements). The 600,601 Additional Sponsor Shares issued to the Sponsor at Closing pursuant to Amendment No. 1 to the Merger Agreement are not subject to the Abpro Lock-Up Agreements.

Upon the expiration or waiver of the lock-ups described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement, the Selling Securityholders, by exercising their registration rights and selling a large number of shares. The shares covered by registration rights represent approximately 15% of our outstanding common stock.

We have an effective registration statement for the resale of a substantial number of shares of our Common Stock that significantly exceeds the number of shares of Common Stock constituting our public float. Accordingly, the filing of additional registration statements or the perception that further registration statements covering new shares or that sales of such shares could occur, could depress the market price of our Common Stock.

In addition, the shares of our Common Stock reserved for future issuance under the New Abpro Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the New Abpro Incentive Plan is 6,240,773 shares of Common Stock. In addition, the New Abpro Incentive Plan includes an evergreen feature that will allow our Board, in its sole discretion, to reserve additional shares of Common Stock for future issuance under the New Abpro Incentive Plan each calendar year, Beginning January 1, 2026 and ending on and including January 1, 2034 equal to the lesser of 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and a smaller number of shares determined by the Board. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to the New Abpro Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue securities in connection with investments or acquisitions. The amount of Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our shareholders.

There is no guarantee that the warrants will ever be in the money; they may expire worthless or the terms of warrants may be amended.

The exercise price for the warrants is $3.83 per share of common stock. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and ACAB. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a warrant.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against ACAB arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that we find favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sales price of the Common Stock has been at least $5.99 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we give notice of such redemption and provided certain other conditions are met. Redemption of the outstanding warrants could force warrantholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

There may be sales of a substantial amount of our Common Stock by current stockholders, and these sales could cause the price of our Common Stock to fall.

Future sales of the Common Stock may cause the market price of its securities to drop significantly, even if its business is doing well.

ACAB entered into a registration rights agreement in connection with the ACAB IPO, pursuant to which the holders of Founder Shares, Placement Warrants and any units the Sponsor or ACAB’s officers, directors or their affiliates may be issued in payment of working capital loans made to ACAB (and all underlying securities), are entitled to registration rights pursuant to a Registration Rights Agreement dated January 13, 2022, by and among ACAB, the Sponsor and certain other securityholders of ACAB. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of the units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

On February 12, 2025, a registration statement on Form S-1 was declared effective pursuant to the registration rights agreements. These parties may sell large amounts of our Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our Common Stock share price or putting significant downward pressure on the price of our Common Stock.

Sales of substantial amounts of our Common Stock in the public, or the perception that such sales will occur, could adversely affect the market price of our Common Stock and make it difficult for us to raise funds through securities offerings in the future.

Future resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the Merger, pursuant to the Abpro Lock-Up Agreements, certain Abpro stockholders agreed that they will not, during the period beginning at the immediately prior to the Closing (the “Effective Time”) and continuing to and including the date that is one (1) year after the date of the Effective Time, subject to earlier release conditions, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of Common Stock, or any interest in any of the foregoing (in each case, subject to certain exceptions set forth in the Abpro Lock-Up Agreements). However, the 600,601 Additional Sponsor Shares issued to the Sponsor at closing pursuant to Amendment No. 1 to the Merger Agreement are not subject to the Abpro Lock-Up Agreements.

The Sponsor is subject to a lock-up pursuant to a letter agreement, entered into at the time of the ACAB IPO, among ACAB, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (a) 12-months from the Closing, (b) the date we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their Common Stock for cash, securities or other property and (c) the date on which the closing sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing.

However, following the expiration of such lock-ups, the Sponsor and the holders of Lock-Up Shares will not be restricted from selling our Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

The shares held by Sponsor and the Lock-Up Shareholders may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our Common Stock share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants.

The exercise price of the Warrants may be higher than the prevailing market price of the underlying Common Stock. The exercise price of the Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the warrants at any given time. If the Warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that Warrant holders may choose not to exercise their Warrants. As a result, we may not receive any proceeds from the exercise of the Warrants.

Furthermore, with regard to the Warrants, it is possible that we may not receive cash upon their exercise since the Warrants may be exercised on a cashless basis. A cashless exercise allows warrant holders to convert the warrants into shares of our Common Stock without the need for a cash payment. Instead of paying cash upon exercise, the Warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the Warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.

The Warrants may only be exercised for cash provided there is then an effective registration statement registering the Common Stock issuable upon the exercise of such Warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act.

We may from time to time need additional financing to fund operations and to expand our business, including to pursue acquisitions and other strategic opportunities.

We intend to fund our current working capital needs in the ordinary course of business and to continue to expand our business with our existing cash and cash equivalents, and cash flows from operating activities. However, we may from time to time need additional financing to fund operations and to expand our business. We may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that any such financing or funding would be available to us on acceptable terms or at all. Sales of securities registered under the Company’s effective registration statement could lower the market price of our Common Stock and warrants. We do not believe this would harm our chances of raising capital, but could affect the sale price and number of securities we need to issue.

There is no assurance that the holders of the Warrants will elect to exercise any or all of the Warrants, which could impact our liquidity position. To the extent that the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive is, among other things, dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the applicable exercise price of $3.83, subject to adjustment as described herein, we believe such holders will be unlikely to exercise their Warrants.

It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales. Further, we may not have access to any or the full amount available under the SEPA.

On October 30, 2024, we entered into the SEPA with YA, pursuant to which YA has committed to purchase up to $50 million of our Common Stock, pursuant to Advance Notices delivered by the Company any time during the commitment period terminating on the 36-month anniversary of the SEPA; provided that any Advance Notice may only be made if (x) no amount remains outstanding under a Promissory Note, (y) there is an effective Resale Registration Statement filed with the SEC for the resale under the Securities Act of the shares of Common Stock to be issued pursuant to such Advance Notice, and (z) other customary conditions precedent. Additionally, at any time during the commitment period, provided there is a balance remaining outstanding under a Promissory Note, YA may deliver an Investor Notice, causing an Advance Notice to be deemed delivered to YA, subject to certain conditions.

Save for the issuance of shares of Common Stock following receipt of an Investor Notice (as defined in the SEPA) or pursuant to conversion of a Promissory Note, we generally have the right to control the timing and amount of any sales of shares of Common Stock to YA under the SEPA. Sales of Common Stock, if any, to YA under the SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to YA all, some or none of the shares of Common Stock that may be available for us to sell to YA pursuant to the SEPA.

Because the purchase price per share to be paid by YA for the shares of Common Stock that we may elect to sell to YA under the SEPA, if any, will fluctuate based on the market prices of Common Stock prior to each sale made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this Annual Report and prior to any such sales, the number of shares of Common Stock that we will sell to YA under the SEPA, the purchase price per share that YA will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by YA under the SEPA, if any.

On February 12, 2025, a registration statement on Form S-1 was declared effective relating to the resale by YA such shares of Common Stock we seek to issue from time to time under the SEPA. At the special meeting of stockholders held on April 8, 2025, the Company obtained stockholder approval for the issuance of shares over 20% of the Company’s outstanding shares pursuant to Nasdaq Rules.

The SEPA does not obligate YA to subscribe for or acquire any shares of Common Stock under the SEPA if those shares of Common Stock, when aggregated with all other shares of Common Stock acquired by YA under the SEPA, would result in YA beneficially owning more than 4.99% of the then outstanding shares of Common Stock. YA has agreed not to engage in “short sales” of our stock during the term of the SEPA.

As a result, it is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales, if any. Accordingly, we may not have access to any or the full amount available under the SEPA.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

In the normal course of business, we may collect and store certain sensitive company information, including proprietary and confidential business information. We maintain various protections designed to safeguard against cyberattacks, including firewalls, key-based authentication, and virtual private networks. We protect against business interruption by backing up our major systems. We consider these cybersecurity risk management efforts as part of our broader risk management framework. This integration helps ensure that cybersecurity considerations are a fundamental part of our decision-making processes. Our management team works with our Audit Committee and Board to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third Parties on Risk Management

To date, we have not engaged independent third parties to assess the risks associated with our information technology resources and information assets. In the future, we may engage third parties to analyze data on the interactions of users of our information technology resources, including our employees, and evaluate the performance of our cybersecurity systems and processes.

Oversee Third Party Risk

We utilize various third-party software applications in the functioning of our core business. We consider the cybersecurity practices of our third-party service providers, including through a general security assessment and contractual requirements, as appropriate, before engaging them in order to help protect us from any related vulnerabilities. Our assessment of risks associated with the use of third-party providers is part of our overall risk management framework.

Risks from Cybersecurity Threats

We face risk from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. For more information about the cybersecurity risks we face, see the risk factor entitled “Our information technology systems could face serious disruptions that could adversely affect our business.” in Item 1A., Risk Factors.

To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our Board is aware of the critical nature of managing risks associated with cybersecurity threats, and recognizes the significance of these threats to our operational integrity and stockholder confidence.

Risk Management Personnel

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain as part of its broader responsibility for risk assessment and management. The Audit Committee is responsible for escalating significant cybersecurity matters and strategic risk management decisions to the Board, granting the Board comprehensive oversight and the ability to provide guidance on critical cybersecurity issues. We intend for the Audit Committee to review the Company’s cybersecurity posture and the effectiveness of its risk management strategies annually and brief the full Board with respect to the Company’s cybersecurity posture and potential risks on a regular basis, with a minimum frequency of once per year.

Management’s Role Managing Risk and Reporting to the Board

We do not currently have an employee who has significant and demonstrated professional IT management experience and possesses the requisite education, skills and experience needed to develop and execute our cybersecurity strategies. Presently, our senior management is responsible for monitoring our cybersecurity risks and maintaining an ongoing dialogue with the Audit Committee regarding emerging or potential cybersecurity risks as needed. The relationship between senior management and the Audit Committee regarding current and emerging cybersecurity concerns helps to integrate cybersecurity consideration into the Company’s broader strategic objectives.

Item 2. Properties

We occupy approximately 13,974 square feet of office and laboratory space in Woburn, Massachusetts, under a lease that expires on September 30, 2025, which we use for our corporate headquarters as well as certain of our research and development activities. We occupy approximately 2,800 square feet of office and laboratory space in Burlington, Massachusetts, under a lease that expires on April 30, 2025, which we use primarily for research and development activities. As of the date of this Annual Report, we do not intend to renew the lease. We believe the facilities described above are adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. See the sections titled Business – Legal Proceedings and Note 10 – Commitments and Contingencies – Litigation of the Notes to the Consolidated Financial Statements contained in this Annual Report for information about certain legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and our Public Warrants are listed on the Nasdaq Global Market under the symbols “ABP” and “ABPWW,” respectively.

Holders

As of April 15, 2025, there were 105 and two holders of record of our Common Stock and Public Warrants, respectively. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

Since our inception, we have not paid any dividends on our common stock, and we currently expect that, for the foreseeable future, all earnings, if any, will be retained for use in the development and operation of our business. In the future, our Board may decide, at its discretion, whether dividends may be declared and paid to holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

Issuance of Commitment Shares

On December 18, 2024, the Company issued 297,160 shares of Common Stock to YA pursuant to Section 12.04 of the SEPA to fulfill its obligation to issue YA a commitment fee in an amount equal to 1.00% of the Commitment Amount (as defined in the SEPA) (the “Commitment Fee”) by the issuance to YA on the 20th trading day immediately following the First Pre-Advance Closing (as defined in the SEPA), of a number of shares of Common Stock equal to the Commitment Fee divided by the average of the daily VWAPs (as defined in the SEPA) of the Common Stock during the 3 trading days immediately prior to the 20th trading day immediately following the First Pre-Advance Closing (the “Commitment Shares”). Pursuant to the SEPA, the Commitment Fee is equal to $500,000, and the average of the VWAPs of the Common Stock during the 3 trading days immediately prior to the 20th trading day immediately following the First Pre-Advance Closing is equal to $1.6826.

The issuance of the Commitment Shares by the Company to YA was made in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In the SEPA, YA represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Unless otherwise indicated or the context otherwise requires, references in this section to “New Abpro,” “we,” “us,” “our,” “the Company,” and other similar terms refer to Abpro Holdings, Inc. and its subsidiaries.

In this Annual Report, we have restated our previously issued consolidated financial statements for the years ended December 31, 2023 and 2022, and our interim reporting period for the nine months ended September 30, 2024. See the “Explanatory Note” preceding Cautionary Note Regarding Forward-Looking Statements for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated our previously issued financial information as of and for the year ended December 31, 2023 in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, to conform the discussion with the appropriate restated amounts. See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report for additional information related to the restatement including descriptions of the errors and the impact to our consolidated financial statements. As a result of the restatement, it was determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, and that the Company had identified material weaknesses in its internal controls over financial reporting, as referenced in Item 9A.

We have not amended and do not plan to amend our previously filed reports for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report. Accordingly, the consolidated financial statements and related financial information contained in such previously filed or furnished reports should no longer be relied upon.

Overview

Abpro Holdings, Inc. and its subsidiaries, (the “Company”) is a biotechnology company headquartered in Woburn, Massachusetts, dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease.

By leveraging our proprietary DiversImmune® and MultiMabTM antibody discovery and engineering platforms, we are developing a pipeline of antibodies, both independently and through collaborations with global pharmaceutical and research institutions.

Our two lead product candidates, ABP-102 and ABP-201, feature our next generation tetravalent antibody format, or TetraBi antibody format, which binds to two different targets with two distinct binding sites per target. ABP-102 is designed to redirect a patient’s immune system to fight cancer by engaging T cells through co-targeting human epidermal growth factor receptor 2, or HER2, and cluster of differentiation 3, or CD3, T-cell co-receptor. We plan initially to develop ABP-102 for difficult to treat HER2+ solid tumors, focusing on orphan indications. ABP-201 is designed to block blood vessel formation and normalize damaged vessels through co-targeting vascular endothelial growth factor, or VEGF, and angiopoietin-2, or ANG-2. We plan to develop ABP-201 to treat vascular disease of the eye, focusing on wet age-related macular degeneration (Wet AMD). We intend to follow these two lead product candidates with a broad pipeline of CD3-targeting T-cell engagers based on the differentiated format of ABP-102. We expect to initiate clinical trials for ABP-102 and ABP-201 in 2026.

Merger

On November 13, 2024 (the “Closing Date”), Atlantic Costal Acquisition Corp. II (“ACAB”) consummated a merger (the “Merger”) pursuant to the terms of the Merger Agreement, dated as of December 11, 2023 (the “Merger Agreement”) by and among Abpro Corporation (“Legacy Abpro”), ACAB, and Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of ACAB prior to the Closing. Pursuant to the Merger Agreement, on the Closing Date, (i) ACAB changed its name to “Abpro Holdings, Inc.” (“New Abpro”), and (ii) Merger Sub merged with and into Legacy Abpro, with Legacy Abpro as the surviving company in the Merger (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. Shares of the New Abpro commenced trading on the Nasdaq Global Market on November 14, 2024.

In addition, certain investors purchased an aggregate of 3,367,401 shares of Common Stock in a private placement that closed concurrently with the Closing for an aggregate purchase price of $11.2 million (the “PIPE Financing”). Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing conflicts in the Ukraine, and Israel, and economic challenges have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, the effects of the Russian sanctions, the conflict between Israel and Hamas, geopolitical tensions, record inflation, or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in this Annual Report.

Recent Developments

On March 3, 2025, the Board removed Ian Chan as Chief Executive Officer of the Company for cause, and Miles Suk was appointed as Chief Executive Officer of the Company. In addition, pursuant to Mr. Chan’s employment agreement with the Company’s wholly-owned subsidiary, Abpro Corporation, Mr. Chan was notified that he was terminated as Chief Executive Officer and director of Abpro Corporation, effective March 3, 2025.

Results of Operations

Results of Operations for the Years Ended December 31, 2024 and 2023

The following is a comparative discussion of our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2024	2023	Change	%
Revenue:
Research and development services	$183	$-	$183	100%
Collaboration revenue	-	99	(99)	-100%
Royalty	-	23	(23)	-100%
Total revenue	183	122	61	50%
Operating expenses:
Research and development	2,983	4,266	(1,283)	-30%
General and administrative	7,121	7,602	(481)	-6%
Total operating expenses	10,104	11,868	(1,764)	-15%
Loss from operations	(9,921)	(11,746)	1,825	-16%
Other income, net	2,689	40	2,649	6623%
Net loss	$(7,232)	$(11,706)	$4,474	-38%

Revenue

We did not generate any material revenues during the years ended December 31, 2024 and 2023. Our research and development services revenue increased by $0.2 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to the revenue earned from the research and development services performed for Celltrion related to ABP-102 development. The collaboration revenues of $0.1 million was recognized during the year ended December 31, 2023 under the collaboration agreement with Celltrion related to ABP-102 entered into during 2022 with no further revenues in 2024.  Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials.

The following table summarizes our research and development expenses by product candidate and program for the year ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
Research and development expenses	2024	2023
ABP-110	$110	$344
ABP-102	801	311
ABP-150	25	283
ABP-201	42	217
ABP-100	-	137
SARS-CoV-2 neutralizing antibody program	20	1,066
Unallocated research and development expenses	1,985	1,908
Total	$2,983	$4,266

Unallocated research and development expenses include engineering platform-related expenses that are not allocable to a specific product candidate or program, as well as stock-based compensation, other employee-related expenses that are not related to a specific product candidate or program, and facilities and depreciation expenses.

Research and development expenses decreased by $1.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily due to a decrease in expenses associated with the SARS-CoV-2 neutralizing antibody program, partially offset by increased expenses associated with the development of ABP-102. The overall decrease in expenses attributable to specific product candidates or programs was a result of the decrease in research and development activities while raising additional capital necessary to restart our research and development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors, and senior advisors; professional service fees, including accounting, legal, and other consulting services. General and administrative expenses decreased by $0.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the cancellation of the accrued bonuses related to prior years during the fourth quarter of 2024 of $0.9 million, offset by the bonuses approved during the year ended December 31, 2024 of $0.6 million. The remaining decrease in payroll and benefits expenses was due to the reduction in employee headcount.

Other Income, Net

Other income, net increased to $2.7 million for the year ended December 31, 2024, from $40 thousand in other income for the year ended December 31, 2023. This change is primarily due to the reversal of the approximately $3.5 million liability to one of the Company’s research and development providers as this provider informed the Company they are not pursuing collection on this liability. This increase in other income was partially offset by $0.3 million loss on the change in the fair value of the SEPA put rights asset (as defined in the notes to the consolidated financial statements), $0.3 million loss on the change in the fair value of the Forward Purchase Agreement asset related to the financing arrangements entered into in November 2024, and $0.4 million increase in interest expense due to the promissory notes which were issued in October 2023, December 2023, and April 2024.

Liquidity, Capital Resources and Going Concern

To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through payments received in connection with collaboration and license agreements. Since our inception, we incurred significant recurring losses, including a net loss of $7.2 million and $11.7 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $116.1 million. We expect to incur operating losses in the foreseeable future.

On October 18, 2023, we entered into a promissory note agreement with ABI, a significant investor in Legacy Abpro’s Series E and F convertible preferred stock, to receive up to $6,000. We received $4,225 through the Closing Date under this note. The outstanding principal amount on this note was settled in connection with the PIPE Financing.

On April 18, 2024, we entered into a promissory note agreement with one of our executives, as amended, to receive up to $2,158 in funding. We received $1,997 through the Closing Date. The principal amount of this note was converted into 600,000 shares of common stock at the Closing Date.

On October 7, 2024, we entered into an additional promissory note with ABI to receive up to $1,000, all of which was received in 2024, in weekly installments of $250. The note accrued 10% interest and had a maturity date of 5 business days after receipt of the proceeds under the PIPE Financing. The Company repaid the $1,000 balance at the Closing out of the proceeds from the PIPE Financing.

We received $5.7 million in net proceeds from the Merger and related PIPE Financing, net of ACAB’s transaction costs and liabilities settled at the Closing. We incurred $2.1 million in transaction costs and $0.9 million in issuance costs related to the PIPE Financing, consisting of banking, legal, investment advisory and other professional fees, of which were recorded as a reduction of proceeds to additional paid-in capital. At the Closing Date, we assumed $6.6 million of net liabilities, including tax liabilities and legal fees of ACAB, of which $1.0 million was included in accrued expenses, $4.4 million in excise tax payable and $0.4 million in income tax payable as of December 31, 2024.

On November 14, 2024, the Company entered into a convertible promissory note with YA (the “Convertible Note”) (see the notes to the audited financial statements) for $3 million and received net proceeds of $2.755 million, which were net of the original issuance discount of 8% (the “Convertible Note Discount”). The Convertible Note has a maturity of November 13, 2025 (subject to earlier repayments based on Amortization Event described below), incurs interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default).

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 29, 2025.

Current amounts of cash and cash equivalents will be insufficient to fund our operations, including our projected clinical trial expenses and capital expenditure requirements, for at least the next 12 months from the issuance date of our consolidated financial statements as of December 31, 2024. We have concluded that these circumstances raise substantial doubt about our ability to continue as a going concern within one year after the original issuance date of our annual financial statements. We are planning to raise additional capital through equity or debt financing to meet our operating cash needs. If we had based this estimate on assumptions that may prove to be wrong, we could exhaust our available capital resources sooner than we expect. There can be no assurance that any required future funding can be successfully completed on a timely basis or terms acceptable to us.

Future Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, subsequent to the Closing of the Merger, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly the planned Phase 1/2 clinical trial for ABP-102, focusing on HER2+ breast and gastric cancers, as well as Phase 1 clinical trials for ABP-201 for the treatment of Wet AMD;

●	the clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates and programs that we develop or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

●	our ability to obtain marketing approval for our product candidates;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights covering our product candidates, including any such patent claims and intellectual property rights that we have licensed pursuant to the terms of its license agreement;

●	our ability to maintain, expand and defend the scope of its intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to our product candidates;

●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize its products on our own;

●	the success of any other business, product or technology that we acquire or in which we invest;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and

●	the effect of competing technological and market developments.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders and the rights of the stockholders of the combined organization following the Closing of the merger. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	Change	%
Net cash used in operating activities	$(9,030)	$(7,402)	$(1,628)	22%
Net cash used in investing activities	$-	$(48)	$48	-100%
Net cash provided by financing activities	$11,161	$849	$10,312	1215%

Net cash used in operating activities for the year ended December 31, 2024, increased by $1.6 million as compared to the year ended December 31, 2023. The increase in net cash used for operating activities was primarily due to cash collections of $1.9 million during the year ended December 31, 2023 related to revenue recognized in 2022 but collected during the year ended December 31, 2023 under the collaboration agreement with Celltrion.

Net cash used in investing activities decreased by $48 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The Company purchased laboratory equipment during the year ended December 31, 2023. No property or equipment was purchased during the year ended December 31, 2024.

Net cash provided by financing activities increased by $10.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. During the year ended December 31, 2024, the Company received gross proceeds of $10.4 million from the PIPE Financing, $2.8 million in proceeds from the Convertible Note, and $0.5 million from the Merger (which includes $2.4 million proceeds from the trust account, less $1.9 million used to settle the ACAB liabilities at the closing of the Merger). These proceeds were partially offset by the payments of $1.4 million in offering costs and $1.1 million cash transferred into escrow pursuant to the Forward Purchase Agreement. During the year ended December 31, 2023, the Company received proceeds of $1.4 million from the issuance of notes payable to related parties, which were partially offset by the payments of $0.4 million in offering costs and $0.2 million remaining payment on finance lease liabilities.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the Notes to the Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-41 comprising a portion of this Annual Report on Form 10-K, which are incorporated by reference under this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s principal executive and principal financial officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2024 due to the Company having inadequate segregation of duties over internal wire transfer authorization and access to bank accounts, and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management including our principal executive and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

The Company has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. As discussed above, the Company identified material weaknesses in its internal controls related to the Company having inadequate segregation of duties over internal wire transfer authorization and access to bank accounts, inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting. None of these deficiencies resulted in a material misstatement to the Company’s annual Consolidated Financial Statements for the year ended December 31, 2024.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies, but are not applicable to emerging growth companies. In particular, while we are an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and, accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, we are providing only management’s report in this Annual Report.

Management’s Remediation Measures

The Company will continue to review and improve its internal controls over financial reporting to address the underlying causes of the material weaknesses and control deficiencies. Such material weaknesses and control deficiencies will not be remediated until the Company’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

To address this material weakness, management plans to devote significant effort and resources to the remediation and improvement of its internal controls over financial reporting by enhancing its authorization procedures and access controls with respect to wire transfers and bank account access and designing and maintaining formal written policies and procedures regarding internal controls over financial reporting. Additionally, the Company will implement enhanced review processes to ensure timely identification of appropriate accounting related to all contractual obligations and license agreements. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Directors and Executive Officers.

The information required by this Item 10 relating to officers and directors and nominees for election to the Board of Directors is incorporated by reference to the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act.

If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference to the Proxy Statement.

Code of Business Ethics and Conduct.

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code Conduct and Ethics (the “Code”), which applies to its directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code is available on the investor relations section of our website, which is located at www.abpro.co. The Company intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website or by filing a Current Report on Form 8-K to disclose such information.

Procedures for Stockholders to Recommend Director Nominees.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee Information.

The information required by this Item 10 relating to the Company’s audit committee financial experts and identification of the Company’s audit committee is incorporated by reference to the Proxy Statement.

Insider Trading Policy

The Company has an Insider Trading Policy which prohibits Covered Persons from buying or selling the Company’s securities while the Covered Person is aware of material nonpublic information about the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Share-Based Compensation Plans

Information required by this item is incorporated herein by reference to the Proxy Statement.

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report

(1) All financial statements

*	Wolf & Company, P.C., PCAOB Firm ID No. 392

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report

(3)	Exhibits required by Item 601 of Regulation S-K

The following documents are filed as exhibits to this Annual Report:

Exhibit No.	Description
2.1	Merger Agreement, dated as of December 11, 2023 (incorporated by reference to Annex A to ACAB’s Registration Statement on Form S-4/A filed with the SEC on October 17, 2024).
2.2	Amendment No. 1 to Merger Agreement, dated September 4, by and among ACAB, Merger Sub and Abpro (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on September 4, 2024).
3.1	New Abpro Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).
3.2	New Abpro Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).
4.1	Specimen Series A Common Stock Certificate (incorporated by reference to ACAB’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021).
4.2	Specimen Public Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to ACAB’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021).
4.3	Public Warrant Agreement, dated January 13, 2022, between ACAB and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).
4.4	Specimen Private Warrant Certificate (included in Exhibit 4.6) (incorporated by reference to ACAB’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021).
4.5	Private Warrant Agreement, dated January 13, 2022, between ACAB and Continental Stock Transfer & Trust Company (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).
4.6	Warrant Agreement, dated February 7, 2025, between the Company and Ian Chan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1/A filed with the SEC on February 7, 2025).
4.7*	Description of Registrant’s Securities
10.1	Registration Rights Agreement, dated January 13, 2022, among ACAB, the Sponsor and certain securityholders of ACAB (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).
10.2	Amended Sponsor Letter Agreement, dated as of January 18, 2024, by and among ACAB, Abpro, the Sponsor and directors and officers of ACAB (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2024).
10.3	Form of Abpro Lock-Up Agreement (incorporated by reference to Exhibit 10.11 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 17, 2024).

10.4+	Abpro Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).
10.5+	Employment Agreement, dated as of January 15, 2020, by and between Abpro and Ian Chan (incorporated by reference to Exhibit 10.14 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).
10.6+	Offer Letter, dated June 11, 2018, by and between Abpro and Rob Markelewicz (incorporated by reference to Exhibit 10.15 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).
10.7	Consulting Agreement, dated January 1, 2023, by and between the Company and NEM LLC (incorporated by reference to Exhibit 10.18 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).
10.8	Commercial Lease Agreement, dated July 2, 2014, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.19 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).
10.9	Lease Extension #1 to Commercial Lease Agreement, dated May 22, 2017, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.20 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).
10.10	Lease Extension #2 to Commercial Lease Agreement, dated March 9, 2021, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.21 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).
10.11#	Collaboration and License Agreement, dated August 26, 2016, as amended by the First Amendment to License Agreement dated November 11, 2016, as amended by the Second Amendment to License Agreement dated November 1, 2017, as amended by the Third Amendment to License Agreement dated March 5, 2018, and as amended by the Fourth Amendment to License Agreement dated December 9, 2019, by and between AbMed Corporation, MedImmune Limited and Abpro (incorporated by reference to Exhibit 10.22 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).
10.12	Side Letter Agreement, dated August 8, 2017, by and among the Company, AbMed Corporation, and MedImmune Limited (incorporated by reference to Exhibit 10.23 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).
10.13#	Patent License Agreement, dated August 29, 2017, as amended by the First Amendment, dated May 20, 2020, and as amended by the Second Amendment, dated October 13, 2023, by and between Abpro and The U.S. Department of Health and Human Services, as represented by The National Cancer Institute (incorporated by reference to Exhibit 10.24 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).
10.14#	Collaboration Agreement, dated as of January 30, 2019, by and between Abpro and Nanjing Chia Tai Tianqing Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.25 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).
10.15#	Collaboration and License Agreement, dated December 14, 2019, by and between Abpro and Abpro Bio International, Inc. (incorporated by reference to Exhibit 10.26 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).
10.16#	Collaboration and License Agreement, dated January 15, 2020, by and between AbMed Corporation and Abpro Bio International, Inc. (incorporated by reference to Exhibit 10.22 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).
10.17#	Collaboration Agreement, dated September 21, 2022, by and between Abpro and Celltrion, Inc. (incorporated by reference to Exhibit 10.28 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).
10.18	Form of Investor Subscription Agreement (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.19	Investor Rights Agreement, dated August 22, 2024 by and between Atlantic Coastal Acquisition Corp. II and Celltrion, Inc. (incorporated by reference to Exhibit 10.2 to ACAB’s Current Report on Form 8-K filed with the SEC on August 28, 2024).

10.20	Amendment to Collaboration Agreement, dated October 9, 2024, by and between Abpro and Celltrion, Inc. (incorporated by reference to Exhibit 10.34 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 9, 2024).
10.21	Confirmation of an OTC Equity Prepaid Forward Transaction, dated November 7, 2024, by and among the Company, Abpro and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 8, 2024).
10.22	Non-Redemption Agreement, dated November 5, 2024, by and among the Company and with Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.23	Standby Equity Purchase Agreement dated October 30, 2024, by and among Atlantic Coastal Acquisition Corp. II, Abpro Corporation and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 4, 2024).
10.24	Registration Rights Agreement dated October 30, 2024, by and among Atlantic Coastal Acquisition Corp. II, Abpro Corporation and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to ACAB’s Current Report on Form 8-K filed with the SEC on November 4, 2024).
10.35	Convertible Promissory Note, dated November 13, 2024 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).
14.1*	Code of Business Ethics and Conduct
16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated December 9, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.
#	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant agrees to furnish supplementally a copy of any such omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Abpro Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abpro Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, convertible preferred stock and stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2023 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2023 and 2022 and for the year then ended, have been restated to correct a misstatement relating to the Company’s error in the amount of the accrued expenses recorded.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, has negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2023.

Boston, MA

April 15, 2025

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2024	2023 (As Restated)
Assets
Current assets:
Cash	$2,850	$723
Accounts receivable	323	88
Deferred offering costs	-	878
Prepaid expenses and other current assets	306	208
Forward purchase agreement asset	155	-
Restricted cash	142	138
Total current assets	3,776	2,035

Property and equipment, net	37	102
Right-of-use asset - operating lease	418	966
Security deposits	66	66
Patents, net	176	186
SEPA put rights asset	188	-
Total assets	$4,661	$3,355

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$3,936	$7,916
Accrued expenses	7,496	5,381
Excise taxes payable	4,401	-
Operating lease liability, current	456	567
Finance lease liability, current	-	130
Income taxes payable	366	-
Notes payable, current – related parties	147	1,742
Convertible notes	2,725	-
Embedded derivative liability	80	-
Total current liabilities	19,607	15,736
Operating lease liability, noncurrent	-	455
Total liabilities	19,607	16,191

Commitments and Contingencies (Note 10)

Convertible preferred stock, $0.001 par value, issuable in series:
Series F Convertible Preferred Stock; zero and 9,088,398 shares authorized; zero and 1,136,049 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	9,991
Series E Convertible Preferred Stock; zero and 9,008,324 shares authorized; zero and 6,756,246 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	29,841
Series D Convertible Preferred Stock; zero and 2,679,397 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	-	17,622
Series C Convertible Preferred Stock; zero and 4,101,409 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	-	14,949
Series B Convertible Preferred Stock; zero and 1,281,402 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	-	1,401
Series A Redeemable, Convertible Preferred Stock; zero and 3,938,098 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	-	1,795
Total convertible preferred stock	-	75,599

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 110,000,000 and 81,795,590 shares authorized; 51,815,765 and 19,381,330 shares issued, 50,832,432 and 19,171,165 shares outstanding at December 31, 2024 and 2023, respectively	5	2
Treasury stock, 983,333 and 210,166 shares at cost as of December 31, 2024 and 2023, respectively	-	(33)
Additional paid-in capital	100,603	19,918
Accumulated deficit	(116,103)	(108,871)
Total Abpro Holdings, Inc.’s stockholders’ deficit	(15,495)	(88,984)
Non-controlling interest	549	549
Total stockholders’ deficit	(14,946)	(88,435)
Total liabilities, convertible preferred stock and stockholders’ deficit	$4,661	$3,355

The accompanying notes are an integral part of these consolidated financial statements.

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023

Revenue:
Research and development services	$183	$-
Collaboration revenue	-	99
Royalty	-	23
Total revenues	183	122

Operating expenses:
Research and development	2,983	4,266
General and administrative	7,121	7,602
Total operating expenses	10,104	11,868

Loss from operations	(9,921)	(11,746)

Other (expense) income:
Other income	3,556	-
Change in fair value of Forward Purchase Agreement asset	(339)	-
Change in fair value of SEPA put rights asset	(312)	-
Change in fair value of embedded derivative liability	(11)	-
Gain on extinguishment of accrued liabilities	173	-
Interest income	9	63
Interest expense	(387)	(23)
Total other income, net	2,689	40

Net loss	$(7,232)	$(11,706)

Deemed dividend resulting from the warrant down round	(10,177)	-

Net loss attributable to common stockholders	$(17,409)	$(11,706)

Loss per share
Basic and diluted	$(0.74)	$(0.61)

Weighted average shares outstanding - basic and diluted	23,409,969	19,133,313

The accompanying notes are an integral part of these consolidated financial statements.

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023

(Amounts in thousands, except share data)

	Series A Redeemable, Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Series F Convertible		Total Convertible Preferred					Additional		Total Abpro’s	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2023 (As Restated)	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	19,381,330	$2	(210,166)	$(33)	$19,918	$(108,871)	$(88,984)	$549	$(88,435)
Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	60,498	-	-	-	-	-	-	-	-
The Merger, net of transaction costs and acquired liabilities	(3,938,098)	(1,795)	(1,281,402)	(1,401)	(4,101,409)	(14,949)	(2,679,397)	(17,622)	(6,756,246)	(29,841)	(1,136,049)	(9,991)	(75,599)	28,676,524	3	(773,167)	33	68,070	-	68,106	-	68,106
Issuance of common stock in the PIPE Financing, net of transaction costs of $863,474	-	-	-	-	-	-	-	-	-	-	-	-	-	3,400,253	-	-	-	10,361	-	10,361	-	10,361
SEPA commitment fee paid in shares	-	-	-	-	-	-	-	-	-	-	-	-	-	297,160	-	-	-	327	-	327	-	327
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,927	-	1,927	-	1,927
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,232)	(7,232)	-	(7,232)
Balances, as of December 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	51,815,765	$5	(983,333)	$-	$100,603	$(116,103)	$(15,495)	$549	$(14,946)

	Series A Redeemable, Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Series F Convertible		Total Convertible Preferred					Additional		Total Abpro’s	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2022 (As Restated)	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	19,304,647	$2	(210,166)	$(33)	$17,613	$(97,165)	$(79,583)	$549	$(79,034)
Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	76,683	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,305	-	2,305	-	2,305
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,706)	(11,706)	-	(11,706)
Balances, as of December 31, 2023 (As Restated)	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	19,381,330	$2	(210,166)	$(33)	$19,918	$(108,871)	$(88,984)	$549	$(88,435)

The accompanying notes are an integral part of these consolidated financial statements.

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(7,232)	$(11,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	74	279
Share-based compensation	1,927	2,305
Amortization of operating lease right-of-use assets	548	513
Other income (see Note 2)	(3,556)	-
Non-cash interest expense	39	-
Change in fair value of Forward Purchase Agreement asset	339	-
Change in fair value of SEPA put rights asset	312	-
Change in fair value of embedded derivative liability	11	-
Gain on extinguishment of accrued liabilities	(173)	-
Changes in operating assets and liabilities:
Accounts receivable	(235)	1,942
Prepaid expenses and other current assets	(98)	84
Note receivable	-	4
Accounts payable	(860)	(743)
Accrued expenses	383	484
Excise taxes payable	57	-
Deferred revenue	-	(64)
Operating lease liability	(566)	(500)
Net cash used in operating activities	(9,030)	(7,402)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(48)

Cash Flows from Financing Activities:
Net proceeds from the Merger	490	-
Net proceeds from PIPE financing	10,361	-
Cash transferred into escrow pursuant to Forward Purchase Agreement	(1,134)	-
Proceeds from issuance of notes payable - related party	5,883	1,442
Payment of notes payable - related party	(5,735)	-
Proceeds from issuance of Convertible Notes, net of issuance costs	2,755	-
Payment of offering costs	(1,442)	(371)
Repayment of finance lease liabilities	(17)	(222)
Net cash provided by financing activities	11,161	849

Net change in cash and restricted cash	2,131	(6,601)
Cash and restricted cash - beginning of year	861	7,462
Cash and restricted cash - end of year	$2,992	$861

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid	$1	$16
Offering costs included in accounts payable	$436	$507
Reclassification of residual value guarantees under finance lease to accrued expense	$113	$-
Settlement of bonus accrual through notes payable - related parties	$-	$300
ACAB liabilities assumed in the Merger, net	$6,585	$-
Conversion of notes payable-related parties into common stock of New Abpro	$2,000	$-
Conversion of pre-merger preferred stock of Abpro into common stock of New Abpro	$75,563	$-
SEPA commitment fee paid in common stock shares	$327	$-

As reported within consolidated balance sheets:
Cash	$2,850	$723
Restricted cash	142	138
Total cash and restricted cash as presented in the consolidated balance sheet	$2,992	$861

The accompanying notes are an integral part of these consolidated financial statements.

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.	Organization and Description of the Business

Organization

Abpro Holdings, Inc. and its subsidiaries, (the “Company”) is a biotechnology company headquartered in Woburn, Massachusetts, dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease.

On November 13, 2024 (the “Closing Date”), Atlantic Costal Acquisition Corp. II (“ACAB”) consummated a merger (the “Merger”) pursuant to the terms of the Merger Agreement, dated as of December 11, 2023 (the “Merger Agreement”) by and among Abpro Corporation (“Legacy Abpro”), ACAB, and Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of ACAB prior to the Closing Date. Pursuant to the Merger Agreement, on the Closing Date, (i) ACAB changed its name to “Abpro Holdings, Inc.” (“New Abpro”), and (ii) Merger Sub merged with and into Legacy Abpro, with Legacy Abpro as the surviving company in the Merger (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). Shares of the New Abpro common stock commenced trading on the Nasdaq Capital Market on November 14, 2024.

After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP, and under this method of accounting, ACAB is treated as the acquired company for financial reporting purposes and Legacy Abpro is treated as the acquirer. Operations prior to the Merger are those of Legacy Abpro. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement. The “Company” refers to Abpro Holdings, Inc. and its subsidiaries, including Abpro Corporation, prior to and subsequent to the Merger. As described in Note 3, Legacy Abpro is the accounting acquirer in the Merger and, as such, the consolidated financial statements present operations of Legacy Abpro prior to the Merger Date.

Refer to Note 3 — Reverse Recapitalization for further details of the Merger.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Going Concern

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Through December 31, 2024, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Merger and the PIPE Financing (as further described in Note 3), and to a lesser extent, payments received in connection with collaboration and license agreements.

Since inception, the Company has incurred losses. The Company’s net losses totaled $7,232 and $11,706 for the years ended December 31, 2024 and 2023, respectively. The Company had an accumulated deficit of $116,103 as of December 31, 2024. The Company expects to incur operating losses for the foreseeable future.

On October 18, 2023, the Company entered into a promissory note agreement with Abpro Bio International, Inc. (“ABI”), a significant investor in Legacy Abpro’s Series E and F convertible preferred stock (see Note 12), to receive up to $6,000. The Company received $4,225 through the Closing Date, including $2,786 during the year ended December 31, 2024, in which the aggregate principal amount was converted in common shares at the Closing Date in connection with the PIPE Financing (see Note 3).

On April 18, 2024, the Company entered into a promissory note agreement with one of its executives (see Note 12 for terms and conditions) to receive, as amended, up to $2,158 in funding. The Company received $1,997 through the Closing Date. The principal amount of this note was converted into 600,000 common shares at the Closing Date as described in Note 12.

On October 7, 2024, the Company entered into an additional promissory note with ABI (“the 2024 ABI Note”) to receive up to $1,000 from ABI in weekly installments of $250. The note accrued 10% interest and had the maturity date which was 5 business days after receipt of the proceeds under the PIPE Financing (see Note 3). The Company repaid the $1,000 balance at the Closing out of the proceeds from the PIPE Financing.

The Company received $5.7 million in net proceeds from the Merger and related PIPE Financing, net of ACAB transaction costs and liabilities settled at the Closing. The Company incurred $2.1 million in transaction costs and $0.9 million in issuance costs related to the PIPE Financing, consisting of banking, legal, investment advisory and other professional fees, of which were recorded as a reduction of proceeds to additional paid-in capital. At the Closing Date, Legacy Abpro assumed $6.6 million of net liabilities, including tax liabilities and legal fees of ACAB, of which $1.0 million was included in accrued expenses, $4.4 million in excise tax payable and $0.4 million in income tax payable as of December 31, 2024.

On November 14, 2024, the Company entered into a Convertible Promissory Note with YA II PN, Ltd. (“YA”) (see Note 13) for $3,000 and received net proceeds of $2,755, net of the original issuance discount of 8% (the “Convertible Note Discount”). The convertible note has a maturity of November 13, 2025 (subject to earlier repayments based on Amortization Event described below), incurs interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default).

At the Merger Closing Date, the Company paid approximately $1,100 pursuant to the terms of the Forward Purchase Agreement (see Note 11) with YA. On January 28, 2025, YA elected to effect an Optional Early Termination with respect to all 100,000 Shares subject to the Forward Purchase Agreement which terminated the agreement as a whole. YA paid the Company the Early Termination Obligation in the aggregate amount of $132, based on the Reset Price of $1.317 per share in effect on January 28, 2025.

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.  Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 29, 2025.

Due to its current liabilities, the cash available to the Company may not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to slow cash burn, extending the cash runway until financing can be secured. The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries, Abpro Corporation and AbMed Corporation (“AbMed”). All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include stock-based compensation expense, fair value of common stock, pre-clinical and clinical accrued expenses, valuation and realizability of deferred tax assets and the ability to continue as a going concern. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

In March 2022, the Company received an invoice from Mabwell (Shanghai) Bioscience Co., Ltd. (“Mabwell”) for approximately $3,500 in connection with the manufacturing of certain clinical material for the Company. The Company recorded the estimated amount in accounts payable based on the information available at the time, and subsequently engaged in discussion with Mabwell about the invoiced amount and its validity. The Company continued to dispute the amount and its contractual basis because the parties had neither finalized nor executed a clinical trial manufacturing agreement. In July 2024, the Company received communication from Mabwell that they will not be pursuing the collection of the originally invoiced amount. Accordingly, during the year ended December 31, 2024, the Company reversed the liability and recognized approximately $3,500 of other income.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance.

In accordance with ASC 280, the Company has determined that it operates as a single reportable segment, which is the business of development of novel antibodies, primarily in the areas of immuno-oncology, ophthalmology and infectious disease. The financial results of the Company’s operations are managed and reported to the Chief Executive Officer, who is considered the Company’s CODM, on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations, and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. The Chief Executive Officer uses operating losses and cash flows from operating activities to evaluate performance of the operating segment assets in deciding how to allocate the cash resources. Significant expenses presented to the CODM include research and development and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations.

On March 3, 2025, the Board removed Ian Chan as Chief Executive Officer of the Company for cause, and Miles Suk was appointed as Chief Executive Officer of the Company. In addition, pursuant to Mr. Chan’s employment agreement with the Company’s wholly-owned subsidiary, Abpro Corporation, Mr. Chan was notified that he was terminated as Chief Executive Officer and director of Abpro Corporation, effective March 3, 2025.

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2024 and 2023, the Company has not experienced a loss on its accounts for which it exceeds federally insured deposit limits.

Restricted Cash

The restricted cash balance is related to a balance provided as collateral associated with the letter of credit for one of the Company’s facility leases (see Note 9) and is reported as a current asset in the consolidated balance sheets. The following tables reconcile cash and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023
Cash	$2,850	$723
Restricted cash	142	138
Total cash and restricted cash	$2,992	$861

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances under its license and collaboration arrangements. The Company applies the guidance in Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments–Credit Losses (“ASC 326”), which requires measurement and recognition of expected credit losses for financial assets. The Company records receivables net of any allowances for doubtful accounts for current expected credit losses under its license and collaboration arrangements. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers as well as the economic factors and trends expected to affect future collections. Any allowance would reduce the accounts receivable to the amount that is expected to be collected. As of December 31, 2024 and 2023, the Company determined that no allowance for doubtful accounts was required.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs of Legacy Abpro that are directly related to the Merger. These costs were accounted for as a reduction of the proceeds received at the Closing Date of the Merger. As of December 31, 2024 and 2023, the Company had deferred offering costs of $0 and $878, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Classification	Estimated Useful Life (in years)
Computer hardware and software	3 - 5
Lab equipment	3 - 5
Furniture and fixtures	5 - 7
Leasehold improvements	Shorter of useful life or lease term

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). Under ASC 842, the Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. As a lessee, the Company records a right-of-use asset and a lease liability in its consolidated balance sheets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations.

The Company recognizes operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and are net of any lease incentives. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment.

The Company enters into lease agreements for the use of laboratory and office space, and laboratory equipment, under both operating and finance leases. Operating leases are included in Right-of-use asset – operating lease, and Operating lease liability – current and Operating lease liability – noncurrent in the consolidated balance sheets. Finance leases are included in Property and Equipment, net, Finance lease liability – current and Finance lease liability – noncurrent in the consolidated balance sheets.

Patents

The Company incurs costs related to patent license fees and patent applications. These payments are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized from the date of the patent application on a straight-line basis over the estimated useful life of 20 years, which is the legal life of the patent. All costs associated with abandoned patents applications are expensed.

Impairment of Long-lived Assets

The Company periodically evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. An impairment of the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value. The impairment loss would be measured as the excess of the carrying value of the impaired asset over its fair value. No impairment charges were recorded for the years ended December 31, 2024 and 2023.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance of Revenue From Contracts With Customers, Accounting Standards Codification Topic 606 (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License and collaboration revenues - The Company’s license and collaboration revenues have been generated primarily through collaborative research, development, manufacturing and commercialization agreements. The terms of these agreements generally include the license of intellectual property and associated know-how and the provision of other goods and services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; milestone payments; and royalties on future product sales.

License of Intellectual Property - If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue associated with the bundled performance obligation.

Milestone Payments - At the inception of each arrangement that includes milestone payments based upon the achievement of specified clinical development, regulatory and/or sales milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone amount is included in the transaction price. Milestone payments that are dependent on factors outside of the Company’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. These payments are fully constrained and therefore are not included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Research and Development Expenses

The Company’s research and development expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials. Research and development expenses are charged to expense as incurred. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Income Taxes

Income taxes are accounted for under the asset and liability method, as required by FASB ASC Topic 740, Income Taxes (“ASC 740”). The Company provides for federal, and state income taxes currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2024 and 2023.

Share-Based Compensation

The Company accounts for share-based payments in accordance with Accounting Standard Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, the Company measures, and records compensation expense related to share-based payment awards (to employees and non-employees) based on the grant date fair value using the Black-Scholes option-pricing model. The Company recognizes forfeitures related to employee share-based payments when they occur. Forfeited share-based awards are recorded as a reduction to share-based compensation expense.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.

In determining the exercise prices of options granted, the Company’s Board has considered the fair value of the common stock as of the measurement date. As Legacy Abpro’s common stock was not traded prior to the Merger, the fair value of the common stock was determined by the Board at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred stockholders, and then prospects of a liquidity event, among others.

The Company does not have sufficient history of market prices of its common stock, and as such, volatility is estimated using historical volatilities of similar public entities. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The expected term of the awards is estimated based on the simplified method for grants to employees and is based on the contractual term for non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends.

Convertible Preferred Stock

The Company accounts for its convertible preferred stock in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity (see Note 14).

Derivative Financial Instruments

In connection with the Merger, the Company assumed the warrants for common stock shares issued by ACAB, which include warrants issued in the ACAB’s initial public offering (“Public Warrants”) and warrants purchased by the Sponsor (the ” Private Warrants”) (see Note 14).

The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

The Public and Private Warrants were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change.

Contingent Earnout Shares

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, Legacy Abpro equity holders are entitled to receive, as additional merger consideration, up to 14,500,000 shares of the Company’s common stock (the “Contingent Earnout Shares”), comprised of three separate equal tranches, for no consideration upon the occurrence of certain triggering events, including a change of control event. It was determined that based on its provisions, the contingent consideration is indexed to the Company’s stock and therefore qualify for the scope exception from the derivative accounting in ASC 815-10-15-74(a). As a result, the Company elected to recognize the contingent consideration obligation in accordance with ASC Topic 450, Contingencies (“ASC 450”) when the contingency is resolved, and the consideration is paid or becomes payable. Based on the Company’s stock price, no amounts were due under the contingent earnout provisions as of December 31, 2024.

Fair Value Measurements and Fair Value of Financial Instruments

The Company categorizes its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The carrying value of cash, accounts receivable, accounts payable, accrued expenses, excise taxes payable, income taxes payable, and related party loans payable approximate fair value because of the short-term nature of such instruments.

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Non-controlling Interest

The Company holds an 82% ownership interest in its consolidated subsidiary, AbMed. Non-controlling interest represents the portion of net book value in AbMed that is not owned by the Company and is reported as a component in stockholders’ equity on the consolidated balance sheets. The Company bears all the operating costs of AbMed. Upon an event of default by the Company or upon a liquidation of AbMed, the non-controlling interest holder has the right to put its interest in AbMed to the Company. The amount to be paid under the redemption option is equal to $2.00 per share for each preferred share of AbMed stock held by the non-controlling interest holder plus all accrued and unpaid dividends thereon. The Company has not allocated any losses to the noncontrolling interests given that the preferred shares held by the non-controlling interest holder have no contractual obligations to share in the losses of AbMed. There were no operating activities in AbMed during the years ended December 31, 2024 and 2023.

Net Loss Per Share

The Company follows the two-class method to compute basic and diluted net loss per share attributable to common stockholders when shares meet the definition of participating securities. Series A, Series B, Series C, Series D, Series E and Series F preferred stock (see Note 14), which were outstanding prior to the Closing Date, met the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. During periods of loss, there is no allocation required under the two-class method due to there being no distributed earnings for the period coupled with the fact that the Company’s Series A, Series B, Series C, Series D, Series E and Series F preferred stock do not contain a contractual right to absorb losses. Thus, all undistributed losses were allocated entirely to the Company’s outstanding common stock for all periods presented.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless the inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the years ended December 31, 2024 and 2023, basic and diluted net loss per share is the same all periods presented.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	December 31,
	2024	2023
Convertible Preferred Stock	-	9,725,520
Warrants	28,850,000	61,009
Stock options	9,881,842	5,414,848
Convertible Notes	1,764,706	-
Unvested restricted stock units	22,156	45,835
Total	40,518,704	15,247,212

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ending March 31, 2025. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s financial statements.

Restatement of Previously Issued Financial Statements

The Company identified an error in the amount of the accrued expenses within the audited balance sheets as of September 30, 2024, December 31, 2023 and 2022 included in the Company’s Form 8-K, filed on November 26, 2024. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated these misstatements, and based on an analysis of quantitative and qualitative factors, determined that the impact of these misstatements was material to its reporting periods ended December 31, 2023, December 31, 2022 and September 30, 2024.

Accordingly, the Company has restated its consolidated financial statements for the years ended December 31, 2023 and 2022, and its interim reporting period for the nine months ended September 30, 2024, and has included that restated financial information within this annual report.

The impact of the revision on the Company’s balance sheet as of December 31, 2023 is reflected in the following table:

	As previously reported	Adjustment	As restated
Accrued expenses	$2,081	$3,300	$5,381
Total liabilities	12,891	3,300	16,191
Accumulated deficit	(105,571)	(3,300)	(108,871)
Total stockholders’ deficit	(85,135)	(3,300)	(88,435)

The impact of the revision on the Company’s balance sheet as of December 31, 2022 is reflected in the following table:

	As previously reported	Adjustment	As restated
Accrued expenses	$1,897	$3,300	$5,197
Total liabilities	11,987	3,300	15,287
Accumulated deficit	(93,865)	(3,300)	(97,165)
Total stockholders’ deficit	(75,734)	(3,300)	(79,034)

The impact of the revision on the Company’s balance sheet as of September 30, 2024 is reflected in the following table:

	As previously reported	Adjustment	As restated
Accrued expenses	$2,745	$3,300	$6,045
Total liabilities	15,277	3,300	18,577
Accumulated deficit	(109,468)	(3,300)	(112,768)
Total stockholders’ deficit	(87,501)	(3,300)	(90,801)

3.	Merger

On November 13, 2024, Merger Sub, a wholly-owned subsidiary of ACAB, merged with Legacy Abpro, with Legacy Abpro surviving as a wholly-owned subsidiary of ACAB. At the effective time of the Merger:

●	each outstanding share of Legacy Abpro common stock was converted into approximately 2.045 shares of the Company’s common stock;

●	each outstanding share of preferred stock of Legacy Abpro was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 2.045; and

●	each outstanding option or warrant to purchase Legacy Abpro common stock was converted into an option or warrant, as applicable, to purchase a number of shares of the Company’s common stock equal to the number of shares of Legacy Abpro common stock subject to such option or warrant multiplied by approximately 2.04489, at an exercise price per share equal to the current exercise price per share for such option or warrant divided by approximately 2.045; in each case, rounded down to the nearest whole share.

In addition, at the Closing Date, 6,744,550 shares of Series A common stock and 1 share of Series B common stock of ACAB automatically converted into shares of the Company’s common stock, on a one-for-one basis.

Former holders of the Legacy Abpro common stock and Legacy Abpro preferred stock are eligible to receive up to 14,500,000 additional shares of the Company’s common stock (“Contingent Earnout Shares”) if, within five calendar years after the closing of the Merger, the volume weighted average price of shares of the Company’s Common Stock on Nasdaq, or any other national securities exchange on which the shares of the Company’s Common Stock are then traded (“VWAP”) meets or exceeds three-tier target prices defined in the agreement, as follows:

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

If following the Closing, a Change of Control (as defined in the Merger Agreement) occurs on or before the five year anniversary of the Closing Date, then if (i) the per share value of the consideration to be received by stockholders in connection with the Change of Control exceeds $13.00 per share and the First Share Target has not been previously achieved, then the First Share Target will be deemed to have been achieved, (ii) the per share value of the consideration to be received by stockholders exceeds $15.00 per share and the Second Share Target has not been previously achieved, then the Second Share Target will be deemed to have been achieved, and (iii) the per share value of the consideration to be received by stockholders exceeds $18.00 per share and the Third Share Target has not been previously achieved, then the Third Share Target will be deemed to have been achieved. Any Contingency Consideration that is not deemed to be earned in connection with the Change of Control shall be forfeited by the stockholders for no consideration.

At the Closing Date, the Company issued an aggregate of 3,367,401 shares of the Company’s common stock (the “PIPE Shares”) in a private placement for the total consideration of $11,225 (the “PIPE Financing”). Out of the total PIPE Shares, 622,467 shares were issued to Abpro Bio International, Inc. (“ABI”), pursuant to the terms of a subscription agreement dated August 22, 2024 with ABI (the “Abpro Bio Subscription Agreement”) for an aggregate purchase price of $6,225, of which $4,225 was used to repay the balance due by Legacy Abpro to ABI under the promissory note agreement (see Note 8) and the remainder of $2,000 in cash. In addition, pursuant to the Abpro Bio Subscription Agreement, ABI received an aggregate of 1,244,934 shares of New Abpro common stock reserved for use in the PIPE Financing or to obtain capital for ACAB or the surviving company, as defined in the Merger Agreement (the “Incentive Shares”). The Company also issued 500,000 common stock shares of New Abpro to Celltrion, Inc., a company organized and existing under the laws of South Korea (“Celltrion”), pursuant to the terms of a subscription agreement dated August 22, 2024 with Celltrion (“Celltrion”) (the “Celltrion Subscription Agreement”, together with the “Abpro Bio Subscription Agreement”, collectively the “PIPE Subscription Agreements”) for an aggregate purchase price of $5,000. In addition, Celltrion received an aggregate of 1,000,000 Incentive Shares.

Pursuant to the terms of the Merger Agreement, at the Closing Date, ACAB’s sponsor, Atlantic Coastal Management II LLC (the “Sponsor”) received 600,601 shares of New Abpro common stock in lieu of repayment of $2,000 of Unpaid SPAC Expenses (as defined in the Merger Agreement) owed to the Sponsor as a result of advances made by the Sponsor to ACAB. This settlement was related to the ACAB liabilities incurred prior to the Merger and had no financial impact on the Company’s consolidated financial statements.

At the Closing, and in accordance with the Sponsor Letter Agreement entered into on December 11, 2023, as amended, the Sponsor transferred 983,333 common shares to Legacy Abpro and 983,333 shares to ABI, and 966,442 shares were forfeited. The shares transferred to Legacy Abpro were deemed to be repurchased by the post-merger Company for no consideration and included in treasury stock as of the Closing Date and December 31, 2024. The shares transferred to ABI for no consideration were accounted for as a recapitalization with no impact on the consolidated financial statements. The Sponsor also transferred 200,000 shares to one of ACAB’s financial advisors for the services provided prior to the Closing Date.

In addition, at the Closing, the Company issued 1,082,852 common stock shares to various service providers, of which 32,852 shares were issued to an investment advisor in the PIPE Financing and the remaining 1,050,000 common stock shares were issued in settlement of ACAB’s liabilities for the services provided by various legal and investment advisors prior to the Closing Date. The issuance of these shares, related to the services provided to ACAB prior to the Merger which were expensed on the books of ACAB, with no financial impact on the Company’s consolidated financial statements.

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Merger was:

Shares
Common stock of ACAB, net of redemptions	210,993
ACAB Founder Shares, less of forfeitures and transfers	3,782,268
New Abpro shares issued to PIPE investors	3,367,401
New Abpro shares issued to service providers	1,282,852
New Abpro shares issued in Merger to Legacy Abpro stockholders	39,123,200
New Abpro shares transferred to investors	2,168,558
New Abpro shares issued to settle the promissory note with executive	600,000
Total shares of common stock outstanding immediately after Merger	50,535,272

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, ACAB is treated as the acquired company for financial reporting purposes and Legacy Abpro is treated as the acquirer. This determination is primarily based on the fact that subsequent to the Merger, the Legacy Abpro stockholders hold a majority of the voting rights of the combined company, Legacy Abpro comprises all of the ongoing operations of the combined company, Legacy Abpro comprises a majority of the carryover governing body of the combined company, and Legacy Abpro’s senior management comprises all of the senior management of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Abpro issuing shares for the net assets of ACAB, accompanied by a recapitalization. The net assets of ACAB were stated at historical costs. No goodwill or other intangible assets were recorded. Operations prior to the Merger are those of Legacy Abpro.

The Company received $5.7 million in proceeds from the Merger and related PIPE Financing, net of ACAB transaction costs settled at the Closing. The Company incurred $2.1 million in transaction costs and $0.9 million in issuance costs related to the PIPE Financing, consisting of banking, legal, investment advisory and other professional fees, of which were recorded as a reduction of proceeds to additional paid-in capital. At the Closing Date, Legacy Abpro assumed $6.6 million of net liabilities, including tax liabilities and legal fees, of ACAB, of which $1.0 million was included in accrued expenses, $4.4 million in excise tax payable and $0.4 million in income tax payable as of December 31, 2024.

4.	Property and Equipment

The Company’s property and equipment include the following:

	December 31,
	2024	2023
Furniture and fixtures	$53	$53
Lab equipment	1,097	1,097
Computer hardware and software	15	15
Leasehold improvements	788	788
Equipment under finance leases	740	740
Property and Equipment	2,693	2,693
Less: Accumulated Depreciation	(2,656)	(2,591)
Total	$37	$102

Depreciation expense was $65 and $269 for the years ended December 31, 2024 and 2023, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023 (As Restated)
Accrued salaries and wages	$1,549	$1,398
Accrued professional fees	1,273	93
Accrued license fees	3,300	3,300
Accrued interest	267	-
BOD compensation	242	-
Other accrued expenses	865	590
Total accrued expenses	$7,496	$5,381

6.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

		December 31,
Description	Level	2024
Assets:
Forward purchase agreement asset (Note 11)	3	$155
SEPA put rights asset (Note 13)	3	188
Liabilities:
Embedded derivative liability (Note 13)	3	$80

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2023.

The fair value of the Company’s position under the Forward Purchase Agreement was calculated by multiplying the number of shares under the Forward Purchase Agreement by the market price at the settlement date estimated using a Monte-Carlo simulation incorporating the following assumptions:

	November 13,	December 31,
	2024	2024
Stock price	$5.77	$1.79
Risk-free interest rate	4.6%	4.4%
Expected term (in years)	0.3	0.1
Expected volatility	90%	98%
Expected dividend yield	0%	0%

The fair value of the SEPA Put Rights was estimated as the sum of the fair values of the put rights under each assumed advance notice over the term of the SEPA. The number of shares under each advance notice was based on the historical trading volumes of the Company’s stock taking into account various beneficial ownership and daily volume limitations. The fair value of the put rights under each advance notice was estimated using the Black Scholes model, incorporating the following assumptions:

	November 13,	December 31,
	2024	2024
Stock price	$5.77	$1.79
Risk-free interest rate	4.3%	4.2%
Exercise price	5.54	1.72
Expected term (in years)	1 to 2 years	1 to 2 years
Expected volatility	82-90%	93-99%
Expected dividend yield	0%	0%
Number of shares	165,000	56,500

The fair value of the Embedded Derivative Feature was estimated at $69 at the issuance date based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. The assumptions incorporated into the valuation model as of November 13, 2024, the issuance date of the Convertible Note included the stock price of $5.77, the estimated future price per share of $4.36 (derived using Monte Carlo Simulation), the expected volatility of 90%, the risk-free rate of 4.31% and the term of 1 year. As of December 31, 2024 the assumptions incorporated into the valuation model included the stock price of $1.79, the estimated future price per share of $2.06 (derived using Monte Carlo Simulation), the expected volatility of 99%, the risk-free rate of 4.18% and the term of 0.9 years.

The changes in the fair value of Level 3 financial assets and liabilities for the year ended December 31, 2024 are as follows:

	Forward Purchase Agreement asset	SEPA Put Rights Asset		Embedded Derivative Liability
Fair value as of January 1, 2024	$—	$		$—
Initial measurement at the issuance date	494		1,551	69
Change in fair value	(339)		(1,363)	11

Fair value as of December 31, 2024	$155		$188	$80

7.	License and Collaboration Agreements

NJCTTQ Collaboration Agreement

In January 2019, the Company entered into a collaboration agreement with Nanjing Chia Tai Tianquing Pharmaceutical Co., Ltd. (“NJCTTQ”) to research, develop and commercialize two anti-Claudin 18.2 lead antibodies (the “NJCTTQ agreement”). Under the NJCTTQ agreement, the Company granted a non-exclusive, non-sublicensable research license and an exclusive, sublicensable license to NJCTTQ within the People’s Republic of China and Thailand (the “NJCTTQ Territory”). The initial term of this agreement was 5 years, which could be automatically renewed for another 5 years. If no collaboration project reached the clinical stage within the first 5 years of the NJCTTQ agreement, then this agreement would not have been renewed. The agreement expired in January 2024.

The Company was eligible to receive up to an aggregate of $405,000 of non-refundable milestone payments from NJCTTQ upon achieving certain development, regulatory approval, and commercialization and sales milestones for each unique licensed antibody or product in NJCTTQ Territory. The Company agreed to pay NJCTTQ up to an aggregate of $5,000 in nonrefundable amounts upon achieving of a regulatory milestone in the Company’s territory, which includes all other countries other than the NJCTTQ Territory. No milestones have been reached through the expiration of this agreement in January 2024, no products were sold by NJCTTQ, and no related revenue amounts have been recorded in the accompanying consolidated financial statements.

The Company and NJCTTQ agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. The agreement remains unrenewed as of December 31, 2024 after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5,000 regulatory milestone payable to NJCTTQ based on commercial approval in the Company’s territory, as described above, will continue to apply. Through December 31, 2024, no products were sold by NJCTTQ or the Company under the NJCTTQ agreement and no regulatory milestones were achieved by the Company in the Company’s territory.

ABP-100 Collaboration and License Agreement

In December 2019, the Company entered into an exclusive collaboration and license agreement with a related party, ABI (the “ABP-100 agreement”). Under the ABP-100 agreement, the Company granted ABI the license to develop and commercialize products and services based on the Company’s Her2-hu-OKT3 bispecific antibody (“ABP-100”) within the territories of People’s Republic of China, Japan, South Korea, Southeast Asia, the Middle East and the Commonwealth of Independent States, as defined in the agreement. Unless earlier terminated, the ABP-100 agreement, will expire upon the satisfaction of all obligations under the agreement following the expiration of the last royalty payment obligation. Either party may terminate the agreement in the event of any uncured material breach by the other party. The license granted under the ABP-100 agreement was a sub-license from Memorial Sloan Kettering Cancer Center (“MSK”) pursuant to MSK License Agreement (see Note 6). This agreement was terminated due to the termination of the MSK License Agreement in September 2023.

Under the ABP-100 agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercial milestones for at least one licensed product or licensed service within specified timeframes. ABI is committed to pay the Company running royalties on net sales of any licensed products or services from the mid-single digit percentages to the low double-digit percentage, and the guaranteed annual minimum royalties of $30 starting on the first anniversary of the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). Through the termination of this agreement in September 2023, no products were sold by ABI under the ABP-100 agreement. During the years ended December 31, 2024 and 2023, the Company earned $0 and $23 in minimum royalty payments, included in royalty revenue. As of both December 31, 2024 and 2023, the accounts receivable were $53, associated with the minimum royalties under this agreement.

In addition to the royalty payments, the Company could receive up to $498,000 in milestone payments per licensed product or licensed service upon the achievement of specified research and development and sales milestone events. No milestones have been reached through the termination of this agreement in September 2023.

The Company was also entitled to research funding fees for costs incurred by the Company for certain sponsored research activities and the reimbursement of 60% of the costs of certain product development directed activities, as outlined in the agreement. During the years ended December 31, 2024 and 2023, the Company did not earn any research funding fees.

Further, the Company was to be reimbursed for patent costs for all documented out of pocket associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. The Company did not receive any reimbursements of patent costs during the years ended December 31, 2024 and 2023.

ABP-201 Collaboration and License Agreement

In January 2020, the Company’s consolidated subsidiary, Abmed, entered into a collaboration and license agreement with ABI (the “ABP-201 Agreement”), pursuant to which the Company granted to ABI an exclusive, royalty-bearing, license under specified patent rights to make, use and sell certain of its proprietary ANG-2/VEGF-HIRK bispecific antibodies within the licensed territory comprising People’s Republic of China, Japan, South Korea, Southeast Asia, the Middle East and the Commonwealth of Independent States. Unless earlier terminated in accordance with its terms, the agreement remains in effect on a country-by-country basis until the expiration of the last royalty term in such country.

Under the ABP-201 agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. ABI is committed to pay the Company up to $56,500 in milestone payments upon achieving certain research and development events, up to $485,000 in milestone payments based on annual net sales per each licensed product, and a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by ABI, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. No milestones have been reached through December 31, 2024, no products were sold by ABI, and no related revenue amounts have been recorded in the accompanying consolidated financial statements.

Celltrion Collaboration and License Agreement

In September 2022, the Company entered into an exclusive collaboration and license agreement with Celltrion (the “Original Celltrion Agreement”). The Company and Celltrion entered into an amendment to the agreement in October 2024 in connection with the execution of the Celltrion Subscription Agreement (the “Amended Celltrion Agreement”). The amendment is subject to termination by the Company or Celltrion if (i) the share purchase under the Celltrion Subscription Agreement is not completed, or (ii) the Celltrion Subscription Agreement is terminated pursuant to Section 7 of the Celltrion Subscription Agreement. Under the Amended Celltrion Agreement, the Company granted to Celltrion a worldwide exclusive license under specified patent rights to develop, make, have made, import, export, use, have used, sell and have sold certain of its proprietary ABP-102 bispecific antibodies. The License Agreement also provides that the Company is to perform certain preclinical in vitro studies. The License Agreement will remain in effect for so long as ABP-102 is being developed or commercialized anywhere in the world. Celltrion may terminate the license agreement at any time by providing six months prior written notice to the Company.

Celltrion is committed to pay the Company up to $10,000 under the Original Celltrion Agreement and $6,000 under the Amended Celltrion Agreement in milestone payments upon granting the license and achieving certain research and development events, up to $1,750,000 in milestone payments based on annual net sales per each licensed product. The proceeds from commercialization are subject to a 50/50 profit split. Amounts that may be paid by third-party collaborators, for example upfronts, milestones and/or royalty payments from territorial commercialization partners, are also subject to a 50/50 split. Following commercial approval of ABP-102, the Company has agreed to reimburse Celltrion 87.5% under the Original Celltrion Agreement and 250% under the Amended Celltrion Agreement of its direct and certain indirect costs and expenses incurred through first commercial sale. Under the Original Celltrion Agreement, Celltrion is entitled to offset amounts otherwise due to us under the agreement until our share of these costs has been paid back; provided that the Company is entitled to a minimum 25% (or 50% under the Amended Celltrion Agreement) of profit from commercial sales and from third-party collaborators regardless of the amount of unreimbursed development costs outstanding (and then 50% once the reimbursement has been made in full).

The first milestone of $2,000 was achieved upon granting the license at the collaboration effective date, as defined in the Celltrion Agreement, in December 2022 and received in January 2023. During the year ended December 31, 2022, the Company allocated $64 to the initial obligation to perform in vitro testing for the research and development services and the remaining $1,936 to the license of the Company’s intellectual property, bundled with the associated know-how.

The Company’s initial obligation to perform in vitro testing for the research and development services represents a distinct performance obligation. The revenue for this performance obligation was be recognized on a straight-line based over the term of the studies. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $64, respectively, in connection with this performance obligation, included in collaboration revenue.

Milestone Payments. The Company is entitled to development milestones under the Celltrion Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals. Except for the first milestone of $2,000 achieved in 2022, no other milestone payments were earned through December 31, 2024. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of collaboration revenues in the period of adjustment.

Profit Splits.  As the license is deemed to be the predominant item to which profit splits relate, the Company will recognize revenue when the related sales or third-party collaborator income occur. No profit split revenue has been recognized from inception through December 31, 2024.

8.	Commitments under Research and Collaboration Agreements

MedImmune License Agreement

In August 2016, the Company entered into a collaboration and license agreement with MedImmune Limited (“MedImmune”), pursuant to which the Company received from MedImmune an exclusive, worldwide, royalty-bearing, sublicensable (subject to certain conditions) license to certain intellectual property rights relating to the Company’s ABP-200 product candidates (the “MedImmune License Agreement”). The Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified timeframes. Unless earlier terminated in accordance with its terms, the MedImmune License Agreement, as amended, remains in effect on a country-by-country basis until the expiration of the last royalty term in such country as to be determined by the launch of products based on the ABP-200 product candidates. The Company is no longer developing ABP-200.

Under the MedImmune License Agreement, the Company agreed to pay milestone and royalty payments, including up to $244,000 in milestone payments, which are comprised of $14,000 upon meeting certain clinical development milestones, $80,000 upon achieving certain regulatory events and $150,000 upon meeting certain worldwide commercial sales thresholds; and tiered high-single to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis. No milestones have been reached and no products were sold by the Company through December 31, 2024.

NCI License Agreement

In August 2017, the Company entered into a patent license agreement with the National Cancer Institute (the “NCI”), a division of the National Institutes of Health (the “NIH”), pursuant to which the Company received an exclusive, worldwide license to make, use, sell, offer to sell and import products covered by the licensed patents in the field of using certain monoclonal antibodies as monospecific or bispecific antibodies for the treatment of liver cancer (the “NCI License Agreement”). The license agreement was amended in May 2020 and October 2023 and the field of use was narrowed to the development and commercialization of a bispecific antibody for the treatment of GPC-3 expressing liver cancer using a particular moiety for targeting GPC3 and the timeline for development and commercialization was extended. Unless earlier terminated, the Company’s agreement with NCI will expire upon expiration of all licensed patent rights. The Company may also terminate the agreement as to any licenses in any country or territory upon 60 days written notice.

Pursuant to the NCI agreement and amendments, the Company agreed to pay low single-digit royalties based on net sales of licensed products as well as milestone payments of up to $3,995 due upon achievement of clinical and regulatory milestones, and up to $12,000 milestone payments due upon achievement of commercial milestones. No milestones have been reached and no products were sold by the Company through December 31, 2024.

The Company also has to pay the guaranteed annual minimum royalties of $25 starting on the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). During each of the years ended December 31, 2024 and 2023, the Company incurred $25, in minimum royalty payments, included in research and development expenses. Under the amendment entered into in March 2020, the Company is also liable for the extension royalties of $225 payable under this agreement which were rescheduled to become due in several installments starting in March 2022. As of both December 31, 2024 and 2023, the accrued extension royalties were $200, included in accrued expenses and accounts payable on the consolidated balance sheets.

The Company also agreed to reimburse patent costs for all documented out of pocket associated with the preparation, filing, prosecution and maintenance of patent rights. During both the years ended December 31, 2024 and 2023, the Company did not incur any expenses related to the patent costs reimbursements.

Mabwell License Agreement

In October 2020, the Company entered into an exclusive collaboration and license agreement with Mabwell (the “Mabwell License Agreement”). The agreement was amended in November 2020. Under the Mabwell license agreement, the Company received a non-exclusive, royalty-free research purpose license as well as an exclusive commercial license within certain territories, as defined in the agreement, to Mabwell’s series of anti-SARS-CoV-2 monoclonal antibodies. Under the agreement, the Company is responsible for conducting at its sole expense, research and preclinical, clinical and other developments of any licensed products and bears all development costs and expenses related to obtaining or maintenance of marketing authorizations of licensed products in its territories. Mabwell is obligated, at the Company’s request, to supply the Licensed Antibodies to the Company for clinical trial purpose at costs plus margin as defined in the agreement. The parties agreed to undertake certain joint clinical research and development activities with a portion of the costs contributed by Mabwell. Unless earlier terminated, the Mabwell License Agreement will expire on the occurrence of the last to expire royalty term, which is the later of a) the expiration of the last to expire valid claim of the patent rights and b) ten years from the first commercial sale of such Licensed Product, and determined on jurisdiction-by-jurisdiction basis. Either party may terminate the agreement in the event of any uncured material breach by the other party.

The agreement provides for development milestones of up to $32,500 and annual sales milestone payments of up to $50,000 payable by the Company to Mabwell. The agreement also provides for a profit sharing, with Mabwell sharing 50% of the net profits from the licensed product sales in certain territories as defined in the agreement. The Company will also make tiered royalty payments in the mid to high single digits on net sales of commercial products in the licensed territory.

During the years ended December 31, 2024 and 2023, development activities under the Mabwell collaboration agreement were immaterial to the consolidated financial statements. No milestones have been reached and no products were sold under the Mabwell License Agreement through December 31, 2024. As discussed in Note 2 to these consolidated financial statements, the Company recognized other income of $3,556 during the year ended December 31, 2024 associated with the reversal of the estimated liability associated with a disputed invoice.

In March 2025, the Company received a draft of a termination agreement from Mabwell which outlines Mabwell’s claim for the total payment of $3,300 under certain development milestones asserting that these development milestones were achieved by the Company during 2021. The Company does not believe that a liability under the milestone related provisions invoked by Mabwell was triggered and is planning to engage in discussion with Mabwell about the validity of their claim. The Company accrued $3,300 expense related to this claim in the consolidated financial statements as of December 31, 2024 through debit to accumulated deficit. The Company also restated the accrued expenses in the consolidated financial statements as of September 30, 2024, December 31, 2023 and 2022 included in the Company’s Form 8-K, filed on November 26, 2024 (see Note 2).

MSK License Agreement

In March 2017, the Company entered into an exclusive license agreement with Memorial Sloan Kettering Cancer Center (the “MSK License Agreement”), pursuant to which the Company received an exclusive, royalty-bearing, worldwide license under specified patent rights to make, use and sell certain of MSK’s proprietary Her2-huOKT3 bispecific antibodies. The agreement was amended on March 31, 2017, on March 31, 2018, and January 1, 2020. Unless earlier terminated in accordance with its terms, the agreement was to remain in effect on a country-by-country basis until the expiration of the last royalty term in such country as to be determined by the launch of products based on MSK antibodies. On September 19, 2023, MSK License Agreement was terminated by MSK due to the Company’s failure to make the payments for the patent costs reimbursements discussed below.

Under the MSK License Agreement, as amended, the Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. The Company was committed to pay MSK up to $10,500 in milestone payments upon achieving certain research and development and commercialization events or within a certain number of months of the effective date, up to $30,000 in milestone payments based on net sales, and tiered mid-single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration with guaranteed annual minimum royalties between $20 and $30 depending on certain development events. During the years ended December 31, 2024 and 2023, the Company incurred $0 and $20 in minimum royalties, included in research and development expenses. During the years ended December 31, 2024 and 2023, the Company did not incur any milestone payments under this agreement. As of both December 31, 2024 and 2023, the accrued minimum royalty and milestone payments were $790, included in accounts payable in the consolidated financial statements.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. During the years ended December 31, 2024 and 2023, the Company expensed $0 and $49 respectively, related to the patent costs reimbursements, included in general and administrative expenses. As of both December 31, 2024 and 2023, the liabilities for the patent costs reimbursements were $273, included in other accrued expenses and accounts payable.

As of both December 31, 2024 and 2023, the accrued liabilities for the unpaid interest on the outstanding minimum royalty and milestone payments due to MSK were $169, included in other accrued expenses. See Note 10 for discussion of the June 2023 demand letter.

VAZYME License agreement

In April 2021, the Company entered into a License Agreement with VAZYME Biotech Co., Ltd (“VAZYME”) (the “VAZYME License Agreement”), pursuant to which the Company was granted an exclusive, perpetual, royalty-bearing, worldwide license under specified patent rights to research, develop and commercialize VAZYME proprietary anti-SARS-CoV-2 monoclonal antibodies. Unless earlier terminated in accordance with its terms, the agreement remains in effect on a country-by-country basis until the expiration of the last royalty term in such country.

Under the VAZYME License Agreement, the Company agreed to use commercially reasonable efforts to reach certain research and development, and commercialization milestones for such antibodies. The Company also agreed to pay $200 to VAZYME at the effective date of the agreement. The Company is committed to pay VAZYME up to $11,100 in milestone payments upon achieving certain research and development events, up to $70,000 in milestone payments based on annual net sales, and tiered low single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration. No milestones in the VAZYME License Agreement have been reached through December 31, 2024.

In December 2021, the Company entered into a Cooperation Agreement with Chengdu Bio-Innovate Pharmaceutical Technology Co., Ltd (“Bio-Innovate”) and a three-way sharing agreement with VAZYME and Bio-Innovate (“the Company”, “VAZYME” and “Bio-Innovate”, collectively “all parties”), pursuant to which the Company entrusted Bio-Innovate to perform certain preclinical testing and all parties agreed that VAZYME will ship the agreed antibodies to Bio-Innovate rather than the Company to fulfill the requirements under the VAZYME License Agreement.

For the years ended December 31, 2024 and 2023, the Company did not incur any expenses related to the VAZYME License Agreement. As of both December 31, 2024 and 2023, the accrued liabilities under this agreement were $200, included in accounts payable in the consolidated financial statements.

9.	Leases

The Company’s leases are for office and laboratory spaces, classified as operating leases, and laboratory equipment, classified as finance leases.

On November 19, 2021, in connection with its laboratory and office space in Woburn, MA, the Company provided to the landlord a standby letter of credit in the amount of $131 (the “LOC”), which serves as security for the Company’s performance of its obligations under the lease and bears interest at a per annum rate of the U.S. prime rate plus 1%, with the minimum interest rate no less than 4.25%. The letter of credit is automatically extended without a written amendment for a period of one year, for each and every future expiration date, unless the Company elects not to extend this letter of credit through November 30, 2025.

The components of lease expense were as follows as of and for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Operating lease costs	$594	$594
Finance lease costs
Amortization of ROU assets	43	240
Interest on lease liabilities	1	16
Total lease costs	$638	$850

The total cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024 and 2023 included the following:

	Years ended December 31,
	2024	2023
Operating cash flows from operating leases	$566	$500
Financing cash flows from finance leases	$130	$222

Lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	0.73	1.73
Finance leases	0.00	0.25
Weighted-average discount rate
Operating leases	6.66%	6.66%
Finance leases	6.50%	6.50%

The Company had the following future minimum payments due under its operating lease agreements as of December 31, 2024:

For the year ended December 31,	Operating Leases
2025	$465
Total future minimum lease payments	465
Less: amount representing interest	(9)
Present value of future minimum lease payments	456
Less: current maturities	(456)
Obligations under lease liability, noncurrent	$-

The Company had no future minimum payments due under finance lease agreements as of December 31, 2024.

10.	Commitments and Contingencies

Litigation

The Company, from time to time, is subject to legal proceedings and claims that arise in the ordinary course of business. Resolution of any such matter could have a material adverse effect on the results of operations and financial condition. The Company considers all claims on a periodic basis and based on known facts assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.

The Company records a provision for a contingent liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

On August 12, 2024, the Company’s landlord filed a court summons for eviction based on the Company’s failure to make payments pursuant to one of its lease agreements. According to the summons, the landlord was claiming the full amount of rental payments over the term of the lease. As of September 30, 2024, the Company owed $186 to the landlord in late rent. On October 21, 2024, the Company paid the landlord $100 for late rent and maintenance expenses. A court date was scheduled for November 14, 2024, and was subsequently postponed to November 21, 2024. On November 20, 2024, the Company paid the landlord $115 and on November 25, 2024, the court summons for eviction was dismissed by the landlord. As of December 31, 2024, no amounts were due to the landlord for past due rent.

On September 12, 2023, a contract research organization (“CRO”) vendor filed a lawsuit against the Company based on the Company’s failure to make certain installments pursuant to a settlement agreement entered into with this vendor on January 23, 2023. Under the settlement agreement, the Company agreed to pay a total of $1,644 to the vendor, with $600 due 5 business days after the settlement effective date and ten monthly installments, approximately $104 each, starting in February 2023. The Company made the upfront payment and the first four monthly installments for a total of $1,016 but failed to make the monthly installment payments due after May 2023. On January 24, 2024, the Company received the endorsement on motion for default judgment which requested the Company to pay approximately $700 to the CRO vendor. During the year ended December 31, 2024, the Company accrued an additional $83 in interest, included in the interest expense. During the year ended December 31, 2024, the Company made an $11 payment to CRO. As of December 31, 2024 and 2023, the outstanding balance under this settlement agreement was $785 and $751, respectively. These amounts were included in accounts payable and accrued expenses in the consolidated financial statements as of December 31, 2024 and 2023.

In addition to the lawsuit from a CRO vendor above, the Company accrued $325 and $379 as of December 31, 2024 and 2023, respectively, related to disputed invoices with vendors.

In June 2023, the Company received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,230 for the services performed under the MSK License Agreement (see Note 8). The corresponding liability is included in accounts payable and accrued expenses in the consolidated financial statements as of both December 31, 2024 and 2023.

The MedImmune License Agreement (see Note 8) provides for a research plan with target dates for an IND application (July 2021) and Phase II commencement (December 2022). These target dates were not met, which gives MedImmune (now AstraZeneca) a termination right. The Company does not expect a material impact on our business if MedImmune/AstraZeneca terminates this agreement. This license was originally entered into in connection with the development of ABP-200, which the Company is no longer developing. The Company believes that it does not need the intellectual property licensed under that agreement for the development and eventual commercialization of ABP-201 or any of its other programs.

Non-Redemption Agreement

On November 5, 2024, Legacy Abpro and ACAB entered into a non-redemption agreement (the “Non-Redemption Agreement”), with Sandia Investment Management LP on behalf of certain funds, investors, entities or accounts for which it or its affiliates acts as manager, sponsor or advisor (the “NRA Investors”). Pursuant to such Non-Redemption Agreement, each NRA Investor agreed to rescind or reverse any previously submitted redemption demand of the common stock of the Company held or to be acquired by such NRA Investor (the “NRA Investor Shares”) up to 124,352 shares of common stock in the aggregate.

At the Closing Date, the NRA Investors reversed redemption demands with respect to 11,043 Series A Common stock shares of ACAB. Pursuant to the Non-Redemption Agreement, upon consummation of the Merger, the Company had to pay to the NRA Investors a payment equal to the number of NRA Investor Shares multiplied by the redemption price, minus the number of NRA Investor Shares multiplied by $9.00. At the Closing Date, the Company owed to NRA Investors $26, based on the redemption price of $11.36 at the Closing Date.

Excise Tax Liability

At the Closing Date, the Company assumed the excise tax liability of $4,330, as adjusted as discussed further below, from ACAB related to the redemptions of shares in 2023 and calculated as 1% of the shares redeemed during fiscal year 2023.

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

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company has filed the excise tax return and has engaged with the IRS in determining a payment plan for the balance.

The Company is unable to pay its obligation in full, and, as such, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company accrued $71 in penalties and interest through December 31, 2024.

In March 2025, the Company received the letter from the Internal Revenue Service of the United States Department of Treasury (the “IRS”), setting up the meeting with the Company to discuss the unsettled tax matters of ACAB and referencing $4,401 amount owed in relation to the 2023 excise taxes, of which $210 in interest and penalties. The Company believes that the excise tax liability in the IRS Letter is overstated as compared to the amounts in ACAB’s filed tax return for the year ended December 31, 2023, and is planning to request further information from the IRS to reconcile the amounts reported to the Company’s records. Pending further discussions with the IRS, the Company recorded the excess of $1,268 over the Company’s estimate as the additional excise tax liability assumed from ACAB in the consolidated financial statements as of December 31, 2024.

11.	Forward Purchase Agreement

On November 7, 2024, ACAB and Legacy Abpro entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement” or “Transaction”) with YA (the “Seller”) to which a maximum of up to 500,000 common stock shares will be subject. At the Closing Date, the Seller purchased 100,000 shares from third parties (“Recycled Shares”), pursuant to the pricing date notice dated November 12, 2024 and paid approximately $1.1 million (the “Prepayment Amount”) equal to $11.36 per Recycled Share (the “Initial Price”) to the redeeming shareholders. Pursuant to the terms of the Forward Purchase Agreement, at the Closing Date, the Company remitted the Prepayment Amount into an escrow account for the benefit of the Seller.

The number of Recycled Shares subject to the Forward Purchase Agreement was also subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” as discussed below. The contract was to settle based on the settlement terms discussed below.

Optional Early Termination

From time to time and on any date following the Closing Date (any such date, an “OET Date”) and subject to the terms and conditions in the Forward Purchase Agreement (“Optional Early Termination”), the Seller may, in its absolute discretion, terminate the Transaction in whole or in part by providing written notice to the Company (the “OET Notice”), by no later than the next payment date following the OET Date, (which will specify the quantity by which the Number of Shares will be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice would be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company would be entitled to an amount from the Seller, and the Seller would pay to the Company an amount, equal to the product of (x) the number of Terminated Shares and (y) the reset price in respect of such OET Date.

The reset price (the “Reset Price”) was initially $10.00. The Reset Price was subject to reset on a weekly basis commencing with the first full week following the Closing Date, to be the lowest of (a) the then current Reset Price, (b) $10.00 and (c) the VWAP price of the shares of the last 3 trading days in such week; provided, that in the event of a dilutive offering by the Company, the Reset Price will also be reduced to equal the effective price per share in such dilutive offering immediately upon the occurrence of such dilutive offering.

Settlement

On the Cash Settlement Payment Date, which is the tenth local business day immediately following the Valuation Date (defined below), the Seller had to remit to the Company a cash amount (the “Settlement Amount”) equal to (i) the Number of Shares as of the Valuation Date, multiplied by (ii) the difference of (a) the volume weighted daily VWAP price over the Valuation Period, less (b) $0.50, and the Seller will not otherwise be required to return to the Counterparty any of the Prepayment Amount. In the event that the difference of (a) the volume weighted daily VWAP Price over the Valuation Period, less (b) $0.50, is equal to or less than $0, then the Settlement Amount shall be $0. The “Valuation Date” is the earliest to occur of (a) the date that is 3 months after the Closing Date and (b) the date specified by the Seller in a written notice to be delivered to the Company at the Seller’s discretion (which Valuation Date will not be earlier than the day such notice is effective) after the occurrence of any of (x) a VWAP Trigger Event, (y) a Delisting Event or (z) unless otherwise specified therein, upon any Additional Termination Event (defined below). Each of the following was to constitute an Additional Termination Event; (a) The Merger Agreement is terminated pursuant to its terms prior to the closing of the Merger; and (b) If it is, or, as a consequence of a change in law, regulation or interpretation, it becomes or will become, unlawful for the Seller to perform any of its obligations contemplated by the Transaction.

The Forward Purchase Agreement was accounted for at fair value as an asset in accordance with the guidance in ASC 815, with subsequent changes in the fair value recorded in profits and losses. The fair value of the Forward Purchase Agreement asset was $494 and $155 as of November 13, 2024 and December 31, 2024, respectively. The loss on the change in the fair value of $339 was recorded in other (expense) income during the year ended December 31, 2024.

On January 28, 2025, YA elected to effect an Optional Early Termination with respect to all 100,000 Shares subject to the Forward Purchase Agreement which terminated the agreement as a whole. YA paid the Company the Early Termination Obligation in the aggregate amount of $132, based on the Reset Price of $1.317 in effect on January 28, 2025.

12.	Notes Payable – Related Parties

Promissory Note with ABI

On October 18, 2023, the Company entered into a promissory note agreement with ABI, a significant investor in the Company, to receive up to $6,000. The promissory note accrues interest at a rate of 5% per annum on the principal amount of each installment from the installment funding date until the maturity date and at a rate of 7% per annum after the maturity date if any amounts then remain outstanding. The “Maturity Date” is defined in the agreement as the earlier of (i) eighteen months from the funding date and (ii) the successful closing of the Merger. On August 22, 2024, ACAB entered into the Abpro Bio Subscription Agreement (see Note 3) with ABI, pursuant to which ABI purchased 622,467 newly-issued shares of the Company’s common stock, concurrently with the closing of the Merger at a price of $10.00 per share, for an aggregate purchase price of $6,225, of which $4,225 was paid through the conversion of the balance due by the Company to ABI under the promissory note agreement and the remainder of $2,000 in cash. In addition, ABI received an aggregate of 1,244,934 Incentive Shares.

On October 7, 2024, the Company entered into an additional promissory note with ABI (“the 2024 ABI Note”) to receive up to $1,000 from ABI in weekly installments of $250. The note accrued 10% interest and had a maturity date 5 business days after receipt of the proceeds under the PIPE Financing (see Note 3). The Company received $1,000 under this note through the Closing Date, and the balance of $1,000 was repaid at the Closing from the PIPE Financing proceeds.

As of December 31, 2024 and 2023, the outstanding principal balances under the promissory notes with ABI was $0 and $1,442, respectively. During the years ended December 31, 2024 and 2023, the Company recorded $186 and $5, respectively, of interest expense on these promissory notes with ABI. As of December 31, 2024 and 2023, accrued interest totaling $191 and $5, respectively, is included in accrued expenses in the consolidated balance sheets.

Promissory Notes with Executive and Director

On December 29, 2023, the Company issued promissory notes to one of its executives and one of its directors, in the principal amount of $176 and $124, respectively, for deferred bonuses. Amounts under the promissory notes plus accrued interest are due and payable on the earlier of (i) the closing of the Merger and (ii) June 29, 2025. These promissory notes accrue interest at 5% per annum until the maturity date and 7% thereafter. At the Closing Date, the Company paid $150 towards these promissory notes. As of December 31, 2024 and 2023, $147 and $300, respectively, of principal was outstanding. Accrued interest on these promissory notes totaled $14 and $0 as of December 31, 2024 and 2023, respectively, included in accrued expenses in the consolidated balance sheets.

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. These advances accrued interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, were due and payable on the earlier of (i) the closing of the Merger and (ii) November 20, 2024. At the Closing, the outstanding promissory notes of $1,997 were converted into 600,000 newly issued common stock shares. Accrued interest on these promissory notes totaled $62 and $0 as of December 31, 2024 and 2023, respectively, included in accrued expenses in the consolidated balance sheets.

Pursuant to the terms of the promissory note, the Company agreed to cause to be issued to the executive a number of New Abpro stock options or warrants in an amount equal to the outstanding principal amount of such promissory note, subject to required approval by the New Abpro Board of Directors and Compensation Committee and registration of such securities on Form S-8. On February 7, 2025, the Company issued 850,000 common stock warrants to an executive. The warrants are exercisable at $3.33 per share and bear an expiration date of February 7, 2035. The warrants are exercisable as follows: 425,000 warrants are exercisable on the issuance date, 200,000 warrants become exercisable on the one-year anniversary of the issuance date, and 225,000 warrants become exercisable on the two-year anniversary of the issuance date.

Promissory Note with ACAB Executive

On August 16, 2024, an executive at ACAB agreed to loan Legacy Abpro $103 under a promissory note (the “ACAB Executive Note”). The ACAB Executive Note did not accrue interest and the Company agreed to repay a total of $206 at the earlier of i) November 20, 2024, and ii) the closing of the Merger.

On November 21, 2024, the ACAB Executive Note was amended to clarify that it should have been for the benefit of ACAB. Pursuant to the Severance Agreement (see Note 17), the liability to the ACAB executive was cancelled. According to the terms of the amended note, Legacy Abpro was to repay the principal amount of $103. The note did not bear interest and was payable upon demand on or before December 31, 2024. The note balance was eliminated in consolidation at the Closing Date and December 31, 2024.

13.	Standby Equity Purchase Agreement

Convertible Notes

On October 30, 2024, Legacy Abpro and ACAB entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“YA”).

Subject to the satisfaction of the conditions set forth in the SEPA, YA committed to advance to the Company the aggregate principal amount of up to $5,000 (the “Pre-Paid Advance”), which shall be evidenced by convertible promissory notes (each a “Convertible Note”). On November 14, 2024, the Company received the first Pre-Paid Advance and entered into a Convertible Note (defined below). The second Pre-Paid Advance shall be in a principal amount of $2,000 and advanced on the later of (i) the second trading day after the initial registration statement filed pursuant to the Registration Rights Agreement (as defined below) becomes effective and (ii) the second trading day after the required shareholder approval to issue shares of the post-combination Company’s common stock in excess of 20% of the Company’s outstanding shares pursuant to Nasdaq Rules (the “Exchange Cap”) has been obtained. At the special meeting of stockholders held on April 8, 2025, the Company obtained stockholder approval for the issuance of shares over the Exchange Cap.

On November 14, 2024 (the “Issuance Date”), pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with YA for $3,000 and received net proceeds of $2,755, net of the original issuance discount of 8% (the “Convertible Note Discount”). The Convertible Note has a maturity of November 13, 2025 (subject to earlier repayments based on Amortization Event described below), incurs interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default).

The Convertible Notes are convertible at the option of the holder at any time after the Issuance Date based on the conversion price determined as the lower of (i) $11.50 per Common Share (the “Fixed Price”), or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price then in effect (the “Conversion Feature”). The Floor Price at the Issuance Date was $1.154 per share calculated as 20% of the closing price of the Company’s stock on November 12, 2024. The Floor Price was adjusted downward to $0.19 on February 12, 2025 when the initial registration statement was declared effective by the SEC. The conversion is subject to the limitations including beneficial ownership limitation, principal market limitation and monthly conversion limits. If the Company, at any time while the Convertible Note is outstanding, shall issue any Common Shares (other than pursuant to the SEPA) for no consideration or for a price per share that is lower than the Fixed Price then in effect, the Fixed Price shall be reduced to equal the lowest price per share of such issuances.

The Convertible Note is redeemable at the option of the Company if the volume-weighted-average price (“VWAP”) of the Company’s Common Stock is less than $11.50 which may be adjusted downward upon payment of stock dividend, stock split or reclassification, or if the Company issues common stock for no consideration or at a price lower than the then-effective Fixed Price.

Under the terms of the Convertible Notes, the Amortization Event occurs if i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Event”), (ii) unless the Company has obtained the approval from its stockholders for the issuance of shares pursuant to the transactions contemplated in the SEPA in excess of the Exchange Cap, the Company has issued in excess of 99% of the Common Shares available under the Exchange Cap (an “Exchange Cap Event”), or (iii) any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement entered into in relation to the SEPA), YA is unable to utilize a Registration Statement to resell Underlying Shares for a period of 10 consecutive trading days (a “Registration Event”). If at any time after the Issuance Date, and from time to time thereafter, an Amortization Event occurs, then the Company shall make monthly payments beginning on the 7th trading day after the Amortization Event Date and continuing on the same day of each successive month. Each monthly payment shall be in an amount equal to the sum of (i) $1,250 of principal in the aggregate among the Convertible Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) the payment premium equal to 5% of the Amortization Principal Amount, and (iii) accrued and unpaid interest hereunder as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event shall cease (with respect to any payment that has not yet come due) if any time after the Amortization Date (A) in the event of a Floor Price Event, on the date that is the 7th consecutive trading day that the daily VWAP is greater than the Floor Price then in effect, or the date that the Company reduces the Floor Price in accordance with the terms of this Note, (B) in the event of a Registration Event, the condition or event causing the Registration Event has been cured or the Holder is able to resell the Common Shares issuable upon conversion of this Note without limitations in accordance with Rule 144 under the Securities Act, or (C) in the event of an Exchange Cap Event, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/or the Exchange Cap no longer applies, unless a subsequent Amortization Event occurs. No Amortization Event occurred through December 31, 2024.

It was determined, in accordance with ASC 815, that the Conversion Feature is required to be bifurcated due to the adjustments to the settlement amount of this embedded feature that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares, and should be recorded as a liability (the “Embedded Derivative Liability”) at fair value with a corresponding amount recorded as a discount on the Convertible Notes. The Embedded Derivative Liability is marked to market at each reporting period end with any changes recorded in other income or expense. The fair value of the Embedded Derivative Liability was estimated at $69 at the issuance date based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features.

The increase in the fair value of the Embedded Derivative Liability was $11, between the issuance date and December 31, 2024, and was included in other (expense) income in the consolidated statements of operations.

The total discount resulting from the Convertible Note Discount and the bifurcation of the Embedded Derivative Liability at the Issuance Date was amortized over the term of the Convertible Notes through non-cash interest expense using the effective interest method. The non-cash interest expense related to the discount amortization was $39 for the year ended December 31, 2024 and is included within interest expense in the consolidated statement of operations.

SEPA Put Rights

Under the terms of the SEPA, starting at the Closing Date, the Company has the right, but not the obligation (“SEPA Put Rights”), to issue shares of its common stock to YA (“Advance Shares”, and such issuance and sale, an “Advance”) and YA shall subscribe for and purchase from the Company such Advance Shares, through written notice by the Company to YA (“Advance Notice”), provided (i) no balance is outstanding under a Convertible Note, or (ii) if there is a balance outstanding under a Convertible Note, an Amortization Event (as defined above), has occurred in accordance with and subject to the terms of the SEPA. The SEPA contemplates purchase by YA of up to $50 million in aggregate gross purchase price for newly issued shares of the Company’s common stock. If any amount remains outstanding under a Convertible Note, without the prior written consent of YA, the Company may only (other than with respect to a deemed Advance Notice pursuant to an Investor Notice (described below)) submit an Advance Notice (A) if an Amortization Event has occurred and the obligation of the Company to make monthly prepayments under the Convertible Note has not ceased, and (B) YA pays the aggregate purchase price owed by the Company from such Advance by offsetting the amount of the Advance Proceeds against an equal amount outstanding under the subject Convertible Note. Any such sales would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock, or any shares that, aggregated with any related transaction, would exceed 19.9% of all shares of common stock outstanding on the date of the SEPA unless shareholder approval was obtained allowing for issuances in excess of such amount.

For as long as there is an outstanding balance under a Convertible Note, YA has the right, but not the obligation, by delivery to the Company of Investor Notices (as defined in the SEPA), to cause an Advance Notice to be deemed delivered by YA, which triggers the issuance and sale of Advance Shares to YA, subject to terms and conditions as specified in the SEPA.

The purchase price for the Advance Shares shall be the price per Advance Share obtained by multiplying the Company’s stock price (i) by 96% in respect of an Advance Notice delivered by the Company with an Option 1 Pricing Period (defined by reference to VWAP on the trading day the Advance Notice is submitted), (ii) 97% in respect of an Advance Notice with an Option 2 Pricing Period (defined by reference to the lowest daily VWAP on three consecutive trading days commencing on the Advance Notice Date), or (iii) in the case of any Advance Notice delivered pursuant to an Investor Notice, equal to the Conversion Price (as defined in the Convertible Note).

The Company accounted for the SEPA Put Rights as an asset at fair value in accordance with the guidance in ASC 815, due to the adjustments to the settlement amount of this derivative instrument that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares. The fair value of the SEPA Put Rights was $1,551 and $188 as of the Closing Date and December 31, 2024, respectively.

As consideration for YA’s commitment to purchase shares of common stock, upon execution of the SEPA, the Company engaged to remit YA the commitment fee of $500,000. In December 2024, the Company issued to YA 297,160 shares of common stock in settlement of the commitment fee obligation. The fair value of the shares issued to YA was $327 at their issuance date and the difference of $173 was recorded as a Gain on extinguishment of accrued liabilities. The excess of the fair value of the SEPA Put Rights above the commitment fee at the issuance date was included in the change in fair value of SEPA put rights in the consolidated statement of operations for the year ended December 31, 2024.

14.	Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2023, and immediately prior to the Closing Date, Legacy Abpro’s amended and restated articles of incorporation authorized the issuance of up to 40,000,000 shares of common stock and up to 11,620,248 shares of preferred stock. Legacy Abpro’s Certificate of Incorporation, as amended, authorizes the issuance of Series A Redeemable Convertible Preferred Stock (“Series A”), Series B Convertible Preferred Stock (“Series B”), Series C Convertible Preferred Stock (“Series C”), Series D Convertible Preferred Stock (“Series D”), Series E Convertible Preferred Stock (“Series E”) and Series F Convertible Preferred Stock (“Series F”), collectively referred to as “Convertible Preferred Stock”.

In connection with the Merger, all previously issued and outstanding Convertible Preferred Stock was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 2.045, and the remaining amount was reclassified to additional paid-in capital.

Common and Preferred Stock

In connection with the Closing, the Company’s articles of incorporation were amended to designate two classes of stock; preferred and common stock. The articles of incorporation of New Abpro authorize 1,000,000 shares of preferred stock and 110,000,000 shares of common stock.

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of December 31, 2024.

Warrants

As of December 31, 2024, there were 15,000,000 outstanding Public Warrants. The Public Warrants became exercisable 12 months from the closing of ACAB’s Initial Public Offering, which closed on January 19, 2022, and will expire five years from the Closing Date.

The Company will not be obligated to deliver any common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Series A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three trading days before the Company sends the notice of redemption to the warrant holders (the “Redemption Trigger”). In November 2024, the Redemption Trigger was adjusted to $5.99, as further described below.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

As of December 31, 2024, there were 13,850,000 Private Warrants, The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In addition, if (x) the Company were to issues additional shares of common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Merger at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represented more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Merger on the date of the completion of a Merger (net of redemptions), and (z) the volume weighted average trading price of the Company’s Series A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Merger (such price, the “Market Value”) was below $9.20 per share, the exercise price of the warrants would be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price (the “Down Round Feature”).

In November 2024, the “Down Round Feature” was triggered and the exercise price of the Public and Private Warrants was adjusted down to $3.83 and the per share Redemption Trigger was adjusted down to $5.99 based on the Newly Issued Price of $3.33. The Company accounted for the change in fair value of the Public and Private Warrants triggered by the down round as a deemed dividend under the guidance in ASC 260-10-25-1 related to financial instruments that include a down round feature.

The Company valued the deemed dividend as the difference between the fair value of the warrants before and after the exercise price adjustment. The warrants were valued using the Black-Scholes option pricing model immediately before and after the modification using the following assumptions: (a) fair value of common stock of $1.78 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.09%, and (e) expected life of 4.9 years. The increase in the fair value of the warrants resulting from the exercise price adjustment was $10,177.

The 61,009 outstanding common stock warrants of Legacy Abpro (“Legacy Abpro Common Stock Warrants”) expired at the Merger Date.

The following table sets forth the common stock warrant activity for the year ended December 31, 2024:

	Legacy Abpro Common
	Stock Warrants	Private Warrants	Public Warrants
Outstanding as of December 31, 2023	61,009	-	-
Expired at the Merger	(61,009)	-	-
Common stock warrants of ACAB acquired in Merger	-	13,850,000	15,000,000
Outstanding as of December 31, 2024	-	13,850,000	15,000,000

The following presents information about warrants to purchase common stock outstanding as of December 31, 2024:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
Warrants	28,850,000	$3.83	4.9 years

No warrants were issued or exercised during the years ended December 31, 2024 and 2023.

15.	Share-Based Compensation

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) became effective at the Closing Date. As of December 31, 2024, 6,240,773 shares of common stock were available for issuance under the 2024 Plan, which is equal to 10% of the number of shares of common stock of the Company following the Merger. The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors.

Under the 2024 Plan, the Company can grant non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards to eligible employees and nonemployees. Through December 31, 2024, the Company has not granted any awards under the 2024 Plan.

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) of Legacy Abpro was expired as of the Closing Date, in accordance with its original terms. As a result of the expiration, no further awards may be granted under the 2014 Plan. All awards previously granted and outstanding as of the effective date of the Merger, which totaled 5,005,748 options, were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms (see Note 3). Stock options granted to employees and directors typically vest over four years. Stock options granted to non-employees typically vest immediately at the grant date. The maximum contractual term of the stock options is ten years.

Stock Options

The summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2023	11,072,767	$1.64	6.1
Granted	—	—	—
Exercised	—	—	—
Forfeited/Expired/Cancelled	(1,190,925)	$1.01	—
Outstanding at December 31, 2024	9,881,842	$1.71	5.4
Exercisable at December 31, 2024	8,281,791	$1.71	5.4

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees, directors and nonemployees were as follows:

Year ended December 31, 2023
Risk-free interest rate	3.53%
Expected term (in years)	6.3
Expected volatility	71%
Expected dividend yield	0%

The weighted average grant date fair value of awards granted during the year ended December 31, 2023, was $4.26 per share.

No stock options were granted during the year ended December 31, 2024.

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to various employees and directors under the 2014 Plan. These RSUs cliff vest on the first anniversary of the grant date. The fair value of the RSUs is determined based upon the fair value of the underlying common stock as of the grant date.

The summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period
Outstanding at December 31, 2023	93,728	$1.63	1.2
Granted	—	—	—
Vested	(71,571)	1.63	—
Forfeited	—	—	—
Outstanding at December 31, 2024	22,156	$1.63	0.2

In November and December 2024, after the Closing Date, 11,073 RSUs vested in accordance with their terms, but the shares of New Abpro common stock were not issued to the holders as of December 31, 2024.

On October 22, 2024, the Company’s board of directors authorized the issuance of 300,000 RSUs (or approximately 613,467 RSUs as adjusted for the Merger closing based on the Exchange Ratio), that were not yet issued as of December 31, 2024. The Company recorded the fair value of these RSUs, totaling $394, in accrued expenses as of December 31, 2024.

Stock-Based Compensation Expense

The summary of the recorded stock-based compensation expense is as follows:

	Years ended December 31,
	2024	2023

Research and development	$72	$118
General and administrative	1,855	2,187
Total stock-based compensation	$1,927	$2,305

As of December 31, 2024, there was approximately $1,302 of unrecognized compensation cost related to unvested stock option awards that are expected to be recognized over a weighted-average period of 1.1 years. As of December 31, 2024, there was approximately $31 of unrecognized compensation cost related to unvested restricted stock awards that are expected to be recognized over a weighted-average period of 0.3 years.

16.	Employee Benefit Plan

The Company has a 401(k) retirement plan available to all eligible employees. During the years ended December 31, 2024 and 2023, the Company made $110 and $136 in matching contributions, respectively, to the plan.

17.	Related Parties

On January 15, 2020, the Company entered into an agreement for various consulting services, as defined in the agreement, with a member of the Company’s Board of Directors. On January 1, 2023, the Company entered into a new consulting agreement with the same director, which superseded the agreement dated in January 2020. The agreement was terminated during the years ended December 31, 2024. During the years ended December 31, 2024 and 2023, the Company incurred $83 and $250 under this agreement, respectively. As of both December 31, 2024 and 2023, the unpaid amount was $21.

On December 1, 2021, the Company entered into a consulting agreement with a member of the Company’s Board of Directors. Under the agreement, the Company is obligated to pay fees for various consulting services, as defined in the agreement. This agreement was terminated in May 2022. The Company did not incur any expense under this agreement during the years ended December 31, 2024 and 2023. As of both December 31, 2024 and 2023, the unpaid balance was $8.

In September 2022, the Company entered into a collaboration and license agreement with Celltrion, a significant investor in the Company’s Series F, as discussed in Note 7. The Company entered into the ABP-100 Agreement and ABP-201 Agreement with ABI, a significant investor in the Company’s Series E and F, described in Note 7.

On March 13, 2023, the Company’s CEO, upon the approval of the Company’s Board of Directors, transferred $5,000 from the Company’s bank account at First Republic Bank to his personal bank account as an emergency response to the collapse of First Republic Bank. This amount was recorded as a receivable from related party as of March 31, 2023. The full amount of $5,000 plus accrued interest of $18 was returned to the Company on May 3, 2023, and the remaining balance of accrued interest was $3 as of December 31, 2024.

On October 18, 2023, the Company issued a promissory note to ABI in the principal amount of up to $6,000 for expenses incurred in connection with the Merger and for its operating expenses, as discussed in Note 12.

On December 29, 2023, the Company issued promissory notes to one of its executives and one of its directors in the principal amount of $176 and $124, respectively, as discussed in Note 12.

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, for up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. See Note 12.

On April 18, 2024, the Company entered into an agreement with an executive to defer payment of compensation from April 18, 2024 until the earlier of (i) the closing of the Merger and (ii) November 20, 2024. The executive’s deferred wages were repaid in the amount of $221 November 2024.

On November 21, 2024, the Company entered into a severance agreement with an executive (the “Severance Agreement”). Pursuant to the terms of the Severance Agreement, the Company made a severance payment of $221 upon execution of the agreement. The Severance Agreement supersedes and extinguishes all other agreements between the executive and the Company.

On December 24, 2024, the Company made a payment of $574 to the Sponsor in accordance with the terms of the Merger Agreement.

18.	Income Taxes

The components of income / (loss) before provision for / (benefit from) income taxes are:

	Years ended December 31,
	2024	2023
Domestic	$(7,232)	$(11,770)
Foreign	-	64
Loss before Income taxes	$(7,232)	$(11,706)

For the years ended December 31, 2024 and 2023, the Company did not record a current income tax provision.

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 21% for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023
Net loss before tax	$(7,232)	$(11,706)
Statutory U.S. federal tax rate	21%	21%
Tax computed at federal statutory rate	(1,519)	(2,458)
State income taxes, net of federal benefit and tax credits	(606)	(825)
Federal research and development credit	(290)	(297)
Permanent differences	(98)	40
Change in valuation allowance	2,513	3,540
Income tax expense	$-	$-

Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023 (As Restated)
Deferred tax assets:
Operating loss carryforwards	$23,229	$21,135
Tax credits	2,478	2,054
Stock-based compensation	2,691	2,154
Capitalized research expenses	2,547	3,183
Depreciation and amortization	1,823	539
Lease liability	124	279
Accrued expenses	314	333
Other	181	-
Deferred tax assets	33,387	29,677
Less: Valuation allowance	(33,274)	(29,414)
Total deferred tax assets	$113	$263

Deferred tax liabilities:
Right-of-use asset	$(113)	$(263)
Net deferred income taxes	$-	$-

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company considers taxable income in prior carryback years, as permitted under the tax law, forecasted taxable earnings, tax planning strategies, and the expected timing of the reversal of temporary differences. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information and is performed on a jurisdiction-by-jurisdiction basis.

The Company continues to maintain a full valuation allowance against its deferred tax assets. During the years ended December 31, 2024 and 2023, management assessed the positive and negative evidence in its operations, and concluded that it is more likely than not that its deferred tax assets as of December 31, 2024 and 2023 will not be realized given the Company’s history of operating losses. The valuation allowance against deferred tax assets increased by approximately $3,860 and $3,540 during 2024 and 2023, respectively, related to a full valuation allowance recorded against additional net operating losses and tax credits generated in the year.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Under the Act, research and development expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on if the research activities are conducted in the U.S. or outside the U.S., respectively. Effective January 1, 2022, the Company has complied with the mandatory capitalization and amortization of research and experimentation expenditures. For the year ended December 31, 2024, the Company capitalized $3,215 and received $2,370 of amortization deductions related to such Section 174 expenditures, which on a tax effected basis represent $2,547 of the deferred tax assets shown in capitalized research and development costs in the components of deferred tax assets and liabilities table above. For the year ended December 31, 2023, the Company capitalized $4,416 and received $1,850 of amortization deductions related to such Section 174 expenditures, which on a tax effected basis represent $3,183 of the deferred tax assets shown in capitalized research and development costs in the components of deferred tax assets and liabilities table above.

As of December 31, 2024, the Company had federal net operating losses of $85,863, which may be available to offset future federal income tax liabilities. As a result of the Act, for U.S. federal income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. The Company’s federal net operating losses incurred prior to 2018, $22,999, expire through 2037, while its federal net operating losses incurred in 2018 and onwards, $62,864, can be carried forward indefinitely.

As of December 31, 2023, the Company had federal net operating losses of $78,165 (As Restated), which may be available to offset future federal income tax liabilities.

As of December 31, 2024 and 2023, the Company had post-apportioned Massachusetts net operating losses of $82,240 and $74,656 (As Restated), respectively, that can generally be carried forward 20 years and will expire at various dates through 2044.

As of December 31, 2024, the Company had $1,772 and $877 of federal and state research and development credits, respectively, which will expire at various dates through 2044. As of December 31, 2023, the Company had $1,483 and $708 of federal and state research and development credits, respectively, which will expire at various dates through 2043.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating losses and other carryforward tax attributes may be limited in the event a cumulative change in ownership of more than 50% that occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRS Section 382. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, management determines whether it is more likely than not that the tax positions will be sustained on audit, including resolution of related appeals or litigation processes, based on their technical merits. Second, management measures the tax benefit of those positions as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes. As of December 31, 2024 and 2023, the Company did not have any uncertain tax positions.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and any accrued interest and penalties on the related tax liability line in the consolidated balance sheet. As of December 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent the tax attributes are utilized in a future period. The Company’s income tax returns since 2021 are subject to examination by the IRS and state tax authorities.

19.	Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than those disclosed in Notes1, 2, 8, 10, 11, 12, and 13 and further below.

At the special meeting of stockholders held on April 8, 2025, the Company obtained stockholder approval for the issuance of shares over 20% of the Company’s outstanding shares to YA under the SEPA.

In April 2025, YA exercised its conversion option for the total principal amount of $250,000 of the Convertible Notes. As a result of the exercise, the Company issued to YA 779,928 shares of common stock based on the average conversion price of approximately $0.32.

In February 2025, the Company issued 150,000 shares of common stock to Roth Capital Partners (“Roth”) as an additional payment for the services provided under the engagement letter dated July 17, 2024 between Roth and ACAB, which provided for an adjustment to their fees in shares based on the trading price of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABPRO HOLDINGS, INC.

Date: April 15, 2025	By:	/s/ Miles Suk
	Name:	Miles Suk
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miles Suk	Chief Executive Officer and Chairman of the Board	April 15, 2025
Miles Suk	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Anthony D. Eisenberg	Director	April 15, 2025
Anthony D. Eisenberg

/s/ Soo Young Lee	Director	April 15, 2025
Soo Young Lee

/s/ Ian McDonald	Director	April 15, 2025
Ian McDonald