Form 10-Q
period 2025-03-31
Abpro Holdings, Inc.
filed 2025-05-15
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41224

Abpro Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 Cummings Park Drive

Woburn, MA 01801

(Address of principal executive offices)

1-800-396-5890

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2025, there were 60,787,272 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABPRO HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,261	$2,850
Accounts receivable	331	323
Prepaid expenses and other current assets	483	306
Forward purchase agreement asset	-	155
Restricted cash	144	142
Total current assets	2,219	3,776

Property and equipment, net	31	37
Right-of-use asset - operating lease	275	418
Security deposits	66	66
Patents, net	174	176
SEPA put rights asset	32	188
Total assets	$2,797	$4,661
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$4,704	$3,936
Accrued expenses	7,778	7,496
Excise taxes payable	4,401	4,401
Operating lease liability, current	300	456
Income taxes payable	366	366
Notes payable, current – related parties	147	147
Convertible notes	2,801	2,725
Embedded derivative liability	111	80
Total current liabilities	20,608	19,607

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 110,000,000 shares authorized; 51,965,765 and 51,815,765 shares issued, 50,982,432 and 50,832,432 shares outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Treasury stock, 983,333 shares at cost	-	-
Additional paid-in capital	101,625	100,603
Accumulated deficit	(119,990)	(116,103)
Total Abpro Holdings, Inc.’s stockholders’ deficit	(18,360)	(15,495)
Non-controlling interest	549	549
Total stockholders’ deficit	(17,811)	(14,946)
Total liabilities and stockholders’ deficit	$2,797	$4,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	325	1,000
General and administrative	2,633	1,879
Total operating expenses	2,958	2,879

Loss from operations	(2,958)	(2,879)

Other (expense) income:
Other income	-	3,556
Change in fair value of forward purchase agreement asset	(23)	-
Change in fair value of SEPA put rights asset	(156)	-
Change in fair value of embedded derivative liability	(31)	-
Interest income	18	1
Interest expense	(737)	(42)
Total other (expense) income, net	(929)	3,515

Net (loss) income	$(3,887)	$636
Less net income allocated to participating securities	-	324
Net (loss) income allocated to common stock	$(3,887)	$312

Net (loss) income per share, basic	$(0.08)	$0.02
Net (loss) income per share, diluted	$(0.08)	$0.01

Weighted averages shares outstanding
Weighted average shares outstanding - basic	50,922,432	19,181,066
Weighted average shares outstanding - diluted	50,922,432	44,549,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands except share and per share data)

(unaudited)

	Series A Redeemable,		Series B		Series C		Series D		Series E		Series F		Total Convertible							Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Abpro’s Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	51,815,765	$5	(983,333)	$-	$100,603	$(116,103)	$(15,495)	$549	$(14,946)

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	150,000	-	-	-	-	-	-	-	-

Warrants issued to related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	714	-	714	-	714

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	308	-	308	-	308

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,887)	(3,887)	-	(3,887)

Balances, as of March 31, 2025	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	51,965,765	$5	(983,333)	$-	$101,625	$(119,990)	$(18,360)	$549	$(17,811)

	Series A Redeemable,		Series B		Series C		Series D		Series E		Series F		Total Convertible							Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Abpro’s Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2023	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	19,381,330	$2	(210,166)	$(33)	$19,918	$(108,871)	$(88,984)	$549	$(88,435)

Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	19,173	-	-	-	-	-	-	-	-

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	563	-	563	-	563

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	636	636	-	636

Balances, as of March 31, 2024	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	19,400,503	$2	(210,166)	$(33)	$20,481	$(108,235)	$(87,785)	$549	$(87,236)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(3,887)	$636
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	8	50
Share-based compensation	512	563
Amortization of operating lease right-of-use assets	144	134
Noncash interest expense	714	-
Other income (see Note 2)	-	(3,556)
Amortization of debt discount	76	-
Change in fair value of forward purchase agreement asset	23	-
Change in fair value of SEPA put rights asset	156	-
Change in fair value of embedded derivative liability	31	-
Changes in operating assets and liabilities:
Accounts receivable	(8)	1
Prepaid expenses and other current assets	(177)	(130)
Accounts payable	768	(418)
Accrued expenses	77	10
Operating lease liability	(156)	(138)
Net cash used in operating activities	(1,719)	(2,848)
Cash Flows from Financing Activities:
Proceeds from settlement of forward purchase agreement	132	-
Proceeds from promissory notes	-	2,583
Payment of offering costs	-	(220)
Repayment of finance lease liabilities	-	(18)
Net cash provided by financing activities	132	2,345
Net change in cash and restricted cash	(1,587)	(503)
Cash and restricted cash - beginning of period	2,992	861
Cash and restricted cash - end of period	$1,405	$358
Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid	$-	$1
Fair value of common stock issued for services	$161	$-
As reported within the unaudited condensed consolidated balance sheets:
Cash	$1,261	$220
Restricted cash	144	138
Total cash and restricted cash as presented in the balance sheet	$1,405	$358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(unaudited)

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

After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP, and under this method of accounting, ACAB was treated as the acquired company for financial reporting purposes and Legacy Abpro was treated as the acquirer. Operations prior to the Merger are those of Legacy Abpro. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement. The “Company” refers to Abpro Holdings, Inc. and its subsidiaries, including Abpro Corporation, prior to and subsequent to the Merger. Legacy Abpro is the accounting acquirer in the Merger and, as such, the condensed consolidated financial statements for the three months ended March 31, 2024 present operations of Legacy Abpro prior to the Merger Date.

Refer to Note 3 — Merger for further details of the Merger.

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

Going Concern

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Through March 31, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Merger and the PIPE Financing (as further described in Note 3), and to a lesser extent, payments received in connection with collaboration and license agreements.

As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $119,990 and $116,103, respectively. The Company’s net (loss) income was $(3,887) and $636 for the three months ended March 31, 2025 and 2024, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.  Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 29, 2025.

Further, on April 10, 2025, the Company received two letters from the Staff of Nasdaq. One letter (the “MVPHS Notice”) indicated that based upon Nasdaq’s review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days prior to the date of the MVPHS Notice, the Company no longer meets the requirements of Nasdaq Listing Rule 5450(b)(2)(C), which requires listed securities to maintain a minimum MVPHS of $15 million (the “MVPHS Requirement”). The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVPHS Requirement.

Under Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days (or until October 7, 2025) to regain compliance with the MVPHS Requirement. If at any time during this compliance period the Company’s MVPHS closes at $15 million or more for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance with the rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearing’s panel.

The Company also received a letter from the Staff of Nasdaq (the “MVLS Deficiency Notice”) notifying the Company that from February 20, 2025, to April 9, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the MVLS Deficiency Notice does not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

As of March 31, 2025, the Company had cash of $1,261. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to slow cash burn, extending the cash runway until financing can be secured. The condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries, Abpro Corporation and AbMed Corporation (“AbMed”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include stock-based compensation expense, fair value of derivative instruments, fair value of warrants, pre-clinical and clinical accrued expenses, valuation and realizability of deferred tax assets and the ability to continue as a going concern. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

In March 2022, the Company received an invoice from Mabwell (Shanghai) Bioscience Co., Ltd. (“Mabwell”) for approximately $3,500 in connection with the manufacturing of certain clinical material for the Company. The Company recorded the estimated amount in accounts payable based on the information available at the time, and subsequently engaged in discussion with Mabwell about the invoiced amount and its validity. The Company continued to dispute the amount and its contractual basis because the parties had neither finalized nor executed a clinical trial manufacturing agreement. In July 2024, the Company received communication from Mabwell that they will not be pursuing the collection of the originally invoiced amount. Accordingly, during the three months ended March 31, 2024, the Company reversed the liability and recognized $3,500 of other income.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025 (the “Annual Report”), which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report.

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

In accordance with ASC 280, the Company has determined that it operates as a single reportable segment, which is the business of development of novel antibodies, primarily in the areas of immuno-oncology, ophthalmology and infectious disease. The financial results of the Company’s operations are managed and reported to the Chief Executive Officer, who is considered the Company’s CODM, on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations, and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. The Chief Executive Officer uses operating losses and cash flows from operating activities to evaluate performance of the operating segment assets in deciding how to allocate the cash resources. Significant expenses presented to the CODM include research and development expenses, general and administrative expenses, and interest expenses, which are each separately presented on the Company’s condensed consolidated statements of operations.

Non-controlling Interest

The Company holds an 82% ownership interest in its consolidated subsidiary, AbMed. Non-controlling interest represents the portion of net book value in AbMed that is not owned by the Company and is reported as a component in stockholders’ equity on the condensed consolidated balance sheets. The Company bears all the operating costs of AbMed. Upon an event of default by the Company or upon a liquidation of AbMed, the non-controlling interest holder has the right to put its interest in AbMed to the Company. The amount to be paid under the redemption option is equal to $2.00 per share for each preferred share of AbMed stock held by the non-controlling interest holder plus all accrued and unpaid dividends thereon. The Company has not allocated any losses to the noncontrolling interests given that the preferred shares held by the non-controlling interest holder have no contractual obligations to share in the losses of AbMed. There were no operating activities in AbMed through March 31, 2025.

Net Income (Loss) Per Share

The Company follows the two-class method to compute basic and diluted net loss per share attributable to common stockholders when shares meet the definition of participating securities. Series A, Series B, Series C, Series D, Series E and Series F preferred stock (see Note 13), which were outstanding prior to the Closing Date, met the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. During periods of loss, there is no allocation required under the two-class method due to there being no distributed earnings for the period coupled with the fact that the Company’s Series A, Series B, Series C, Series D, Series E and Series F preferred stock do not contain a contractual right to absorb losses. Thus, all undistributed losses were allocated entirely to the Company’s outstanding common stock for the three months ended March 31, 2025.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net income (loss) per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As it relates to the participating securities, diluted earnings per share are calculated under both the treasury stock and two-class method, and the calculation that results in the most dilutive earnings per share amount for the common stock is reported.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Numerator:	2025	2024
Income (Loss) allocated to common shares - Basic	$(3,887)	$312
Effect of dilutive securities:
Income allocated to preferred stock	-	324	(1)
Income (Loss) allocated to common shares - Diluted	$(3,887)	$636

Denominator:
Weighted average common shares outstanding - Basic	50,922,432	19,181,066
Effect of dilutive securities:
Options and RSUs	-	5,481,051
Convertible preferred stock	-	19,887,616
Dilutive potential common shares	-	25,368,667
Weighted average common shares outstanding - Diluted	50,922,432	44,549,733

Net income (loss) per share:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.01

(1)	Allocated based on the common stock issuable upon conversion of the outstanding preferred stock of 19,887,616 as compared to the sum of common stock outstanding of 19,181,066 and the common stock issuable upon conversion of 19,887,616.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	March 31,
	2025	2024
Warrants	29,700,000	124,763
Stock options	6,952,734	-
Convertible Notes	15,789,474	-
Unvested restricted stock units	5,539	-
Total	52,447,747	124,763

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on January 1, 2025 and determined that the adoption does not have a material impact on these unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Former holders of the Legacy Abpro common stock and Legacy Abpro preferred stock are eligible to receive up to 14,500,000 additional shares of the Company’s common stock (“Contingent Earnout Shares”) if, within five calendar years after the closing of the Merger, the volume weighted average price of shares of the Company’s Common Stock on Nasdaq, or any other national securities exchange on which the shares of the Company’s Common Stock are then traded (“VWAP”) meets or exceeds three-tier target prices defined in the agreement.

At the Closing Date, the Company issued an aggregate of 3,367,401 shares of the Company’s common stock (the “PIPE Shares”) in a private placement for the total consideration of $11,225 (the “PIPE Financing”). Out of the total PIPE Shares, 622,467 shares were issued to Abpro Bio International, Inc. (“ABI”), pursuant to the terms of a subscription agreement dated August 22, 2024 with ABI (the “Abpro Bio Subscription Agreement”) for an aggregate purchase price of $6,225, of which $4,225 was used to repay the balance due by Legacy Abpro to ABI under the promissory note agreement (see Note 11) and the remainder of $2,000 in cash. In addition, pursuant to the Abpro Bio Subscription Agreement, ABI received an aggregate of 1,244,934 shares of New Abpro common stock reserved for use in the PIPE Financing or to obtain capital for ACAB or the surviving company, as defined in the Merger Agreement (the “Incentive Shares”). The Company also issued 500,000 common stock shares of New Abpro to Celltrion, Inc., a company organized and existing under the laws of South Korea (“Celltrion”), pursuant to the terms of a subscription agreement dated August 22, 2024 with Celltrion (“Celltrion”) (the “Celltrion Subscription Agreement”, together with the “Abpro Bio Subscription Agreement”, collectively the “PIPE Subscription Agreements”) for an aggregate purchase price of $5,000. In addition, Celltrion received an aggregate of 1,000,000 Incentive Shares.

Pursuant to the terms of the Merger Agreement, at the Closing Date, ACAB’s sponsor, Atlantic Coastal Management II LLC (the “Sponsor”) received 600,601 shares of New Abpro common stock in lieu of repayment of $2,000 of Unpaid SPAC Expenses (as defined in the Merger Agreement) owed to the Sponsor as a result of advances made by the Sponsor to ACAB. This settlement was related to the ACAB liabilities incurred prior to the Merger and had no financial impact on the Company’s December 31, 2024 consolidated financial statements.

At the Closing, and in accordance with the Sponsor Letter Agreement entered into on December 11, 2023, as amended, the Sponsor transferred 983,333 common shares to Legacy Abpro and 983,333 shares to ABI, and 966,442 shares were forfeited. The shares transferred to Legacy Abpro were deemed to be repurchased by the Company for no consideration and included in treasury stock as of the Closing Date and March 31, 2025. The shares transferred to ABI for no consideration were accounted for as a recapitalization with no impact on the December 31, 2024 consolidated financial statements. The Sponsor also transferred 200,000 shares to one of ACAB’s financial advisors for the services provided prior to the Closing Date.

In addition, at the Closing, the Company issued 1,082,852 common stock shares to various service providers, of which 32,852 shares were issued to an investment advisor in the PIPE Financing and the remaining 1,050,000 common stock shares were issued in settlement of ACAB’s liabilities for the services provided by various legal and investment advisors prior to the Closing Date. The issuance of these shares, related to the services provided to ACAB prior to the Merger which were expensed on the books of ACAB, with no financial impact on the Company’s December 31, 2024 consolidated financial statements.

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

The Company received $5,700 in proceeds from the Merger and related PIPE Financing, net of ACAB transaction costs settled at the Closing. The Company incurred $2,100 in transaction costs and $900 in issuance costs related to the PIPE Financing, consisting of banking, legal, investment advisory and other professional fees, of which were recorded as a reduction of proceeds to additional paid-in capital. At the Closing Date, Legacy Abpro assumed $6,600 of net liabilities, including tax liabilities and legal fees, of ACAB. As of March 31, 2025 and December 31, 2024, the ACAB liabilities were $5,800, of which $1,000 was included in accrued expenses, $4,400 in excise tax payable and $400 in income tax payable.

In February 2025, the Company issued 150,000 shares of common stock to Roth Capital Partners (“Roth”) as an additional payment for the services provided under the engagement letter dated July 17, 2024 between Roth and ACAB, which provided for an adjustment to their fees in shares based on the trading price of the Company’s common stock. The issuance had zero impact on the March 31, 2025 condensed consolidated financial statements as the fees to Roth were deemed to be related to the Merger and were recorded as a both an increase and reduction to additional paid-in capital.

4.	Property and Equipment

The Company’s property and equipment include the following:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$53	$53
Lab equipment	1,097	1,097
Computer hardware and software	15	15
Leasehold improvements	788	788
Equipment under finance leases	740	740
Property and equipment	2,693	2,693
Less: Accumulated depreciation	(2,662)	(2,656)
Total	$31	$37

Depreciation expense was $6 and $48 for the three months ended March 31, 2025 and 2024, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued salaries and wages	$1,653	$1,549
Accrued professional fees	1,331	1,273
Accrued license fees	3,300	3,300
Accrued interest	269	267
BOD compensation	242	242
Other accrued expenses	983	865
Total accrued expenses	$7,778	$7,496

6.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2025	2024
Assets:
Forward purchase agreement asset (Note 10)	3	$-	$155
SEPA put rights asset (Note 11)	3	32	188
Liabilities:
Embedded derivative liability (Note 11)	3	$111	$80

The Forward Purchase Agreement was fully settled on January 28, 2025 for $132 cash received by the Company. The fair value of the Company’s position under the Forward Purchase Agreement was calculated as of December 31, 2024 by multiplying the number of shares under the Forward Purchase Agreement by the market price at the settlement date estimated using a Monte-Carlo simulation incorporating the following assumptions:

December 31,
2024
Stock price	$1.79
Risk-free interest rate	4.4%
Expected term (in years)	0.1
Expected volatility	98%
Expected dividend yield	0%

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

	March 31,	December 31,
	2025	2024
Stock price	$0.41	$1.79
Risk-free interest rate	4.2%	4.2%
Exercise price	0.40	1.72
Expected term (in years)	0.62 - 1.67	1 - 2
Expected volatility	90-100%	93-99%
Expected dividend yield	0%	0%
Number of shares under each advance notice	54,200	56,500

The fair value of the Embedded Derivative Feature was estimated at $111 and $80 as of March 31, 2025 and December 31, 2024, respectively, based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. As of March 31, 2025, the assumptions incorporated into the valuation model included the stock price of $0.41, the estimated future price per share of $0.33 (derived using Monte Carlo Simulation), the expected volatility of 100%, the risk-free rate of 4.18% and the term of 0.6 years. As of December 31, 2024, the assumptions incorporated into the valuation model included the stock price of $1.79, the estimated future price per share of $2.06 (derived using Monte Carlo Simulation), the expected volatility of 99%, the risk-free rate of 4.18% and the term of 0.9 years.

The changes in the fair value of Level 3 financial assets and liabilities for the three months ended March 31, 2025 are as follows:

	Forward Purchase Agreement asset	SEPA Put Rights Asset	Embedded Derivative Liability
Fair value as of January 1, 2025	$155	$188	$80
Settlement	(132)
Change in fair value	(23)	(156)	31

Fair value as of March 31, 2025	$-	$32	$111

7.	License and Collaboration Agreements

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

The Company was eligible to receive up to an aggregate of $405,000 of non-refundable milestone payments from NJCTTQ upon achieving certain development, regulatory approval, and commercialization and sales milestones for each unique licensed antibody or product in NJCTTQ Territory. The Company agreed to pay NJCTTQ up to an aggregate of $5,000 in nonrefundable amounts upon achieving of a regulatory milestone in the Company’s territory, which includes all other countries other than the NJCTTQ Territory. No milestones have been reached through the expiration of this agreement in January 2024, no products were sold by NJCTTQ, and no related revenue amounts have been recorded in the accompanying condensed consolidated financial statements.

The Company and NJCTTQ agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. The agreement remains unrenewed as of March 31, 2025 after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5,000 regulatory milestone payable to NJCTTQ based on commercial approval in the Company’s territory, as described above, will continue to apply. Through its expiration in January 2024, no products were sold by NJCTTQ or the Company under the NJCTTQ agreement and no regulatory milestones were achieved by the Company in the Company’s territory.

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

Under the ABP-201 agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. ABI is committed to pay the Company up to $56,500 in milestone payments upon achieving certain research and development events, up to $485,000 in milestone payments based on annual net sales per each licensed product, and a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by ABI, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. No milestones have been reached through March 31, 2025, no products were sold by ABI, and no related revenue amounts have been recorded in the accompanying condensed consolidated financial statements.

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

The Company’s initial obligation to perform in vitro testing for the research and development services represents a distinct performance obligation. The revenue for this performance obligation was be recognized on a straight-line based over the term of the studies. During both the three months ended March 31, 2025 and 2024, the Company recognized no revenue in connection with this performance obligation.

Milestone Payments. The Company is entitled to development milestones under the Celltrion Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals. Except for the first milestone of $2,000 achieved in 2022, no other milestone payments were earned through March 31, 2025. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of collaboration revenues in the period of adjustment.

Profit Splits. As the license is deemed to be the predominant item to which profit splits relate, the Company will recognize revenue when the related sales or third-party collaborator income occur. No profit split revenue has been recognized from inception through March 31, 2025.

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

Under the MedImmune License Agreement, the Company agreed to pay milestone and royalty payments, including up to $244,000 in milestone payments, which are comprised of $14,000 upon meeting certain clinical development milestones, $80,000 upon achieving certain regulatory events and $150,000 upon meeting certain worldwide commercial sales thresholds; and tiered high-single to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis. No milestones have been reached and no products were sold by the Company through March 31, 2025.

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

Pursuant to the NCI agreement and amendments, the Company agreed to pay low single-digit royalties based on net sales of licensed products as well as milestone payments of up to $3,995 due upon achievement of clinical and regulatory milestones, and up to $12,000 milestone payments due upon achievement of commercial milestones. No milestones have been reached and no products were sold by the Company through March 31, 2025.

The Company also has to pay the guaranteed annual minimum royalties of $25 starting on the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). During each of the three months ended March 31, 2025 and 2024, the Company incurred $6, in minimum royalty payments, included in research and development expenses. Under the amendment entered into in March 2020, the Company is also liable for the extension royalties of $225 payable under this agreement which were rescheduled to become due in several installments starting in March 2022. As of both March 31, 2025 and December 31, 2024, the accrued extension royalties were $200, included in accrued expenses and accounts payable on the condensed consolidated balance sheets.

The Company also agreed to reimburse patent costs for all documented out of pocket associated with the preparation, filing, prosecution and maintenance of patent rights. During the three months ended March 31, 2025 and 2024, the Company did not incur any expenses related to the patent costs reimbursements.

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

During the three months ended March 31, 2025 and 2024, development activities under the Mabwell collaboration agreement were immaterial to the consolidated financial statements. No milestones have been reached and no products were sold under the Mabwell License Agreement through March 31, 2025.

In March 2025, the Company received a draft of a termination agreement from Mabwell which outlines Mabwell’s claim for the total payment of $3,300 under certain development milestones asserting that these development milestones were achieved by the Company during 2021. The Company does not believe that a liability under the milestone related provisions invoked by Mabwell was triggered and is planning to engage in discussion with Mabwell about the validity of their claim. This liability of $3,300 is included in accrued expenses in the consolidated financial statements as of March 31, 2025 and December 31, 2024.

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

Under the MSK License Agreement, as amended, the Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. The Company was committed to pay MSK up to $10,500 in milestone payments upon achieving certain research and development and commercialization events or within a certain number of months of the effective date, up to $30,000 in milestone payments based on net sales, and tiered mid-single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration with guaranteed annual minimum royalties between $20 and $30 depending on certain development events. During both the three months ended March 31, 2025 and 2024, the Company did not incur any minimum royalties. During both the three months ended March 31, 2025 and 2024, the Company did not incur any milestone payments under this agreement. As of both March 31, 2025 and December 31, 2024, the accrued minimum royalty and milestone payments were $790, included in accounts payable in the condensed consolidated financial statements.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. During the three months ended March 31, 2025 and 2024, the Company did not incur any patent reimbursement costs. As of both March 31, 2025 and December 31, 2024, the liabilities for the patent costs reimbursements were $273, included in other accrued expenses and accounts payable.

As of both March 31, 2025 and December 31, 2024, the accrued liabilities for the unpaid interest on the outstanding minimum royalty and milestone payments due to MSK were $169, included in other accrued expenses. See Note 9 for discussion of the June 2023 demand letter.

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

Under the VAZYME License Agreement, the Company agreed to use commercially reasonable efforts to reach certain research and development, and commercialization milestones for such antibodies. The Company also agreed to pay $200 to VAZYME at the effective date of the agreement. The Company is committed to pay VAZYME up to $11,100 in milestone payments upon achieving certain research and development events, up to $70,000 in milestone payments based on annual net sales, and tiered low single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration. No milestones in the VAZYME License Agreement have been reached through March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, the Company did not incur any expenses related to the VAZYME License Agreement. As of both March 31, 2025 and December 31, 2024, the accrued liabilities under this agreement were $200, included in accounts payable in the condensed consolidated financial statements.

9.	Commitments and Contingencies

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

The Company records a provision for contingent liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

On September 12, 2023, a contract research organization (“CRO”) vendor filed a lawsuit against the Company based on the Company’s failure to make certain installments pursuant to a settlement agreement entered into with this vendor on January 23, 2023. Under the settlement agreement, the Company agreed to pay a total of $1,644 to the vendor, with $600 due 5 business days after the settlement effective date and ten monthly installments, approximately $104 each, starting in February 2023. The Company made the upfront payment and the first four monthly installments for a total of $1,016 but failed to make the monthly installment payments due after May 2023. On January 24, 2024, the Company received endorsement on motion for default judgment which requested the Company to pay approximately $700 to the CRO vendor. During the three months ended March 31, 2025, the Company accrued an additional $21 in interest, included in interest expense. As of March 31, 2025 and December 31, 2024, the outstanding balance under this settlement agreement was $806 and $785, respectively. These amounts were included in accounts payable and accrued expenses in the condensed consolidated financial statements.

In addition to the lawsuit from a CRO vendor above, the Company accrued $325 as of March 31, 2025 and December 31, 2024 related to disputed invoices with vendors.

In June 2023, the Company received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,230 for the services performed under the MSK License Agreement (see Note 8). The corresponding liability is included in accounts payable and accrued expenses in the condensed consolidated financial statements as of both March 31, 2025 and December 31, 2024.

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

At the Closing Date, the NRA Investors reversed redemption demands with respect to 11,043 Series A Common stock shares of ACAB. Pursuant to the Non-Redemption Agreement, upon consummation of the Merger, the Company had to pay to the NRA Investors a payment equal to the number of NRA Investor Shares multiplied by the redemption price, minus the number of NRA Investor Shares multiplied by $9.00. As of March 31, 2025 and December 31, 2024, the Company owed to NRA Investors $26, based on the redemption price of $11.36 at the Closing Date.

Excise Tax Liability

At the Closing Date, the Company assumed the excise tax liability of $4,330, as adjusted, as discussed further below, from ACAB related to the redemptions of shares in 2023 and calculated as 1% of the shares redeemed during fiscal year 2023.

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

During the second quarter of 2024, the Treasury and Internal Revenue Service (“IRS”) issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company has filed the excise tax return and has engaged with the IRS in determining a payment plan for the balance.

The Company is unable to pay its obligation in full, and, as such, it is subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

In March 2025, the Company received the letter from the IRS, requesting to set up a meeting with the Company to discuss the unsettled tax matters of ACAB and referencing $4,401 amount owed in relation to the 2023 excise taxes, of which $210 was in interest and penalties (the “IRS Letter”). The Company believes that the excise tax liability in the IRS Letter is overstated as compared to the amounts in ACAB’s filed tax return for the year ended December 31, 2023, and is planning to request further information from the IRS to reconcile the amounts reported to the Company’s records. Pending further discussions with the IRS, the Company recorded the excess of $1,268 over the Company’s estimate of $3,133 (inclusive of interest and penalties) as the additional excise tax liability assumed from ACAB at the Closing Date. As of March 31, 2025, the Company recorded the excess of $1,160 over the Company’s estimate of $3,241 (inclusive of interest and penalties) as the additional excise tax liability.

10.	Forward Purchase Agreement

On November 7, 2024, ACAB and Legacy Abpro entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement” or “Transaction”) with YA (the “Seller”) to which a maximum of up to 500,000 common stock shares were subject to the Transaction. At the Closing Date, the Seller purchased 100,000 shares from third parties (“Recycled Shares”), pursuant to the pricing date notice dated November 12, 2024 and paid approximately $1,100 (the “Prepayment Amount”) equal to $11.36 per Recycled Share (the “Initial Price”) to the redeeming shareholders. Pursuant to the terms of the Forward Purchase Agreement, at the Closing Date, the Company remitted the Prepayment Amount into an escrow account for the benefit of the Seller.

The number of Recycled Shares subject to the Forward Purchase Agreement was also subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” below. The contract was to settle based on the settlement terms discussed below.

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

On January 28, 2025, YA elected to effect an Optional Early Termination with respect to all 100,000 shares subject to the Forward Purchase Agreement which terminated the agreement as a whole. YA paid the Company the Early Termination Obligation in the aggregate amount of $132, based on the Reset Price of $1.32 in effect on January 28, 2025.

The Forward Purchase Agreement was accounted for at fair value as an asset in accordance with the guidance in ASC Topic No. 815 Derivatives and Hedging (“ASC 815”), with subsequent changes in the fair value recorded in profits and losses. The fair value of the Forward Purchase Agreement asset was $494, $155 and $132 as of November 13, 2024, December 31, 2024 and the settlement date, respectively. The loss on the change in the fair value of $23 was recorded in other (expense) income for the three months ended March 31, 2025.

11.	Notes Payable – Related Parties

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

As of both March 31, 2025 and December 31, 2024, the outstanding principal balances under the promissory notes with ABI was $0. During the three months ended March 31, 2025 and 2024, the Company recorded $0 and $36, respectively, of interest expense on these promissory notes with ABI. As of both March 31, 2025 and December 31, 2024, accrued interest totaling $191, is included in accrued expenses in the condensed consolidated balance sheets.

Promissory Notes with Executive and Director

On December 29, 2023, the Company issued promissory notes to one of its executives and one of its directors, in the principal amount of $176 and $124, respectively, for deferred bonuses. Amounts under the promissory notes plus accrued interest are due and payable on the earlier of (i) the closing of the Merger and (ii) June 29, 2025. These promissory notes accrued interest at 5% per annum until the maturity date and 7% thereafter. At the Closing Date, the Company paid $150 towards these promissory notes. As of both March 31, 2025 and December 31, 2024, $150 of principal was outstanding. Accrued interest on these promissory notes totaled $16 and $14 as of March 31, 2025 and December 31, 2024, respectively, included in accrued expenses in the condensed consolidated balance sheets.

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. These advances accrued interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, were due and payable on the earlier of (i) the closing of the Merger and (ii) November 20, 2024. At the Closing, the outstanding promissory notes of $1,997 were converted into 600,000 newly issued common stock shares. Accrued interest on these promissory notes totaled $62 as of both March 31, 2025 and December 31, 2024, respectively, included in accrued expenses in the condensed consolidated balance sheets.

Pursuant to the terms of the promissory note, the Company agreed to cause to be issued to the executive a number of New Abpro stock options or warrants in an amount equal to the outstanding principal amount of such promissory note, subject to required approval by the New Abpro Board of Directors and Compensation Committee and registration of such securities on Form S-8. On February 7, 2025, the Company issued 850,000 common stock warrants to an executive (the “Executive Warrants”). The Executive Warrants are exercisable at $3.33 per share and bear an expiration date of February 7, 2035. The Executive Warrants are exercisable as follows: 425,000 warrants are exercisable on the issuance date, 200,000 warrants become exercisable on the one-year anniversary of the issuance date, and 225,000 warrants become exercisable on the two-year anniversary of the issuance date. For the three months ended March 31, 2025, the Company recognized $714 of additional interest expense related to the promissory note, based on the fair value of the warrants at the issuance date. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: (a) fair value of common stock of $1.07 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.49%, and (e) expected life of 10 years.

Promissory Note with ACAB Executive

On August 16, 2024, an executive at ACAB agreed to loan Legacy Abpro $103 under a promissory note (the “ACAB Executive Note”). The ACAB Executive Note did not accrue interest and the Company agreed to repay a total of $206 at the earlier of i) November 20, 2024, and ii) the closing of the Merger.

On November 21, 2024, the ACAB Executive Note was amended to clarify that it should have been between Legacy Abpro as borrower and ACAB as lender. Pursuant to the Severance Agreement (see Note 16), the liability to the ACAB executive was cancelled. According to the terms of the amended note, Legacy Abpro was to repay the principal amount of $103. The amended note did not bear interest and was payable upon demand on or before December 31, 2024. The note balance has not been repaid and was eliminated in consolidation at March 31, 2025 and December 31, 2024.

12.	Standby Equity Purchase Agreement

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

The Convertible Notes are convertible at the option of the holder at any time after the Issuance Date based on the conversion price determined as the lower of (i) $11.50 per Common Share (the “Fixed Price”), or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price then in effect (the “Conversion Feature”). The Floor Price at the Issuance Date was $1.154 per share calculated as 20% of the closing price of the Company’s stock on November 12, 2024. The Floor Price was adjusted downward to $0.19 on February 12, 2025 when the initial registration statement was declared effective by the SEC. On April 29, 2025, in accordance with the terms of the Convertible Promissory Note, the Company reduced the Floor Price down to $0.15 per share. The conversion is subject to the limitations including beneficial ownership limitation, principal market limitation and monthly conversion limits. If the Company, at any time while the Convertible Note is outstanding, shall issue any Common Shares (other than pursuant to the SEPA) for no consideration or for a price per share that is lower than the Fixed Price then in effect, the Fixed Price shall be reduced to equal the lowest price per share of such issuances.

On April 20, 2025, the Company entered into an amendment to SEPA with YA, pursuant to which, the definition of the conversion price was amended to state that the Fixed Price should be adjusted (downwards only) to equal the VWAP of the Common Shares over the three (3) Trading Days immediately preceding the 20th Trading Day following the Issuance Date if such price is lower than the initial Fixed Price. As a result, at the amendment date, the Fixed Price was reset down to $1.68.

The Convertible Note is redeemable at the option of the Company if the volume-weighted-average price (“VWAP”) of the Company’s Common Stock is less than $11.50 which may be adjusted downward upon payment of stock dividend, stock split or reclassification, or if the Company issues common stock for no consideration or at a price lower than the then-effective Fixed Price.

Under the terms of the Convertible Notes, the Amortization Event occurs if i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Event”), (ii) unless the Company has obtained the approval from its stockholders for the issuance of shares pursuant to the transactions contemplated in the SEPA in excess of the Exchange Cap, the Company has issued in excess of 99% of the Common Shares available under the Exchange Cap (an “Exchange Cap Event”), or (iii) any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement entered into in relation to the SEPA), YA is unable to utilize a Registration Statement to resell Underlying Shares for a period of 10 consecutive trading days (a “Registration Event”). If at any time after the Issuance Date, and from time to time thereafter, an Amortization Event occurs, then the Company shall make monthly payments beginning on the 7th trading day after the Amortization Event Date and continuing on the same day of each successive month. Each monthly payment shall be in an amount equal to the sum of (i) $1,250 of principal in the aggregate among the Convertible Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) the payment premium equal to 5% of the Amortization Principal Amount, and (iii) accrued and unpaid interest hereunder as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event shall cease (with respect to any payment that has not yet come due) if any time after the Amortization Date (A) in the event of a Floor Price Event, on the date that is the 7th consecutive trading day that the daily VWAP is greater than the Floor Price then in effect, or the date that the Company reduces the Floor Price in accordance with the terms of this Note, (B) in the event of a Registration Event, the condition or event causing the Registration Event has been cured or the Holder is able to resell the Common Shares issuable upon conversion of this Note without limitations in accordance with Rule 144 under the Securities Act, or (C) in the event of an Exchange Cap Event, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/or the Exchange Cap no longer applies, unless a subsequent Amortization Event occurs. No Amortization Event occurred through March 31, 2025.

It was determined, in accordance with ASC 815, that the Conversion Feature is required to be bifurcated due to the adjustments to the settlement amount of this embedded feature that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares, and should be recorded as a liability (the “Embedded Derivative Liability”) at fair value with a corresponding amount recorded as a discount on the Convertible Notes. The Embedded Derivative Liability is marked to market at each reporting period end with any changes recorded in other income or expense. The fair value of the Embedded Derivative Liability was estimated at $69 at the issuance date based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. The fair value of the Embedded Derivative Liability was estimated at $111 and $80 at March 31, 2025 and December 31, 2024, respectively.

The total discount resulting from the Convertible Note Discount and the bifurcation of the Embedded Derivative Liability at the Issuance Date was amortized over the term of the Convertible Notes through non-cash interest expense using the effective interest method. The non-cash interest expense related to the discount amortization was $76 for the three months ended March 31, 2025 and was included in interest expense in the condensed consolidated statement of operations.

SEPA Put Rights

Under the terms of the SEPA, starting at the Closing Date, the Company has the right, but not the obligation (“SEPA Put Rights”), to issue shares of its common stock to YA (“Advance Shares”, and such issuance and sale, an “Advance”) and YA shall subscribe for and purchase from the Company such Advance Shares, through written notice by the Company to YA (“Advance Notice”), provided (i) no balance is outstanding under a Convertible Note, or (ii) if there is a balance outstanding under a Convertible Note, an Amortization Event (as defined above), has occurred in accordance with and subject to the terms of the SEPA. The SEPA contemplates purchase by YA of up to $50,000 in aggregate gross purchase price for newly issued shares of the Company’s common stock. If any amount remains outstanding under a Convertible Note, without the prior written consent of YA, the Company may only (other than with respect to a deemed Advance Notice pursuant to an Investor Notice (described below)) submit an Advance Notice (A) if an Amortization Event has occurred and the obligation of the Company to make monthly prepayments under the Convertible Note has not ceased, and (B) YA pays the aggregate purchase price owed by the Company from such Advance by offsetting the amount of the Advance Proceeds against an equal amount outstanding under the subject Convertible Note. Any such sales would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock, or any shares that, aggregated with any related transaction, would exceed 19.9% of all shares of common stock outstanding on the date of the SEPA unless shareholder approval was obtained allowing for issuances in excess of such amount.

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

The Company accounted for the SEPA Put Rights as an asset at fair value in accordance with the guidance in ASC 815, due to the adjustments to the settlement amount of this derivative instrument that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares. The fair value of the SEPA Put Rights was $32 and $188 as of March 31, 2025 and December 31, 2024, respectively.

As consideration for YA’s commitment to purchase shares of common stock, upon execution of the SEPA, the Company engaged to remit YA the commitment fee of $500. In December 2024, the Company issued to YA 297,160 shares of common stock in settlement of the commitment fee obligation. The fair value of the shares issued to YA was $327 at their issuance date and the difference of $173 was recorded as a gain on extinguishment of accrued liabilities in the fourth quarter of 2024. The excess of the fair value of the SEPA Put Rights above the commitment fee at the issuance date of $1,051 was included in the change in fair value of SEPA Put Rights in the consolidated statement of operations in the fourth quarter of 2024.

13.	Stockholders’ Equity

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

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of March 31, 2025 and December 31, 2024.

Warrants

As of both March 31, 2025 and December 31, 2024, there were 15,000,000 outstanding Public Warrants. The Public Warrants became exercisable 12 months from the closing of ACAB’s Initial Public Offering, which closed on January 19, 2022, and will expire five years from the Closing Date.

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

As of both March 31, 2025 and December 31, 2024, there were 13,850,000 Private Warrants, The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In addition, if (x) the Company were to issue additional shares of common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Merger at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represented more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Merger on the date of the completion of a Merger (net of redemptions), and (z) the volume weighted average trading price of the Company’s Series A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Merger (such price, the “Market Value”) was below $9.20 per share, the exercise price of the warrants would be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price (the “Down Round Feature”).

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

The Company valued the deemed dividend as the difference between the fair value of the warrants before and after the exercise price adjustment. The warrants were valued using the Black-Scholes option pricing model immediately before and after the modification using the following assumptions: (a) fair value of common stock of $1.78 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.09%, and (e) expected life of 4.9 years. The increase in the fair value of the warrants resulting from the exercise price adjustment was $10,177 and was reflected as a deemed dividend in the consolidated statements of operations for the fourth quarter of 2024.

The 61,009 outstanding common stock warrants of Legacy Abpro (“Legacy Abpro Common Stock Warrants”) expired at the Merger Date.

On February 7, 2025, the Company issued 850,000 Executive Warrants (see Note 11).

The following presents information about warrants to purchase common stock outstanding as of March 31, 2025:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
Warrants	29,700,000	$3.82	4.8 years

No warrants were exercised during the three months ended March 31, 2025.

14.	Share-Based Compensation

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) became effective at the Closing Date. As of March 31, 2025, 6,240,773 shares of common stock were available for issuance under the 2024 Plan, which is equal to 10% of the number of shares of common stock of the Company following the Merger. The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors.

Under the 2024 Plan, the Company can grant non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards to eligible employees and nonemployees. Through March 31, 2025, the Company has not granted any awards under the 2024 Plan.

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

Stock Options

The summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2024	9,881,842	$1.71	5.4
Granted	—	—	—
Exercised	—	—	—
Forfeited/Expired/Cancelled	(2,929,108)	$1.66	—
Outstanding at March 31, 2025	6,952,734	$1.73	4.9
Exercisable at March 31, 2025	5,758,095	$1.74	5.0

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to various employees and directors under the 2014 Plan. These RSUs cliff vest on the first anniversary of the grant date. The fair value of the RSUs is determined based upon the fair value of the underlying common stock as of the grant date.

The summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period
Outstanding at December 31, 2024	22,156	$1.63	0.2
Granted	—	—	—
Vested	(16,617)	1.63	—
Forfeited	—	—	—
Outstanding at March 31, 2025	5,539	$1.63	—

During the three months ended March 31, 2025, 16,617 RSUs vested in accordance with their terms, but the shares of common stock were not issued to the holders as of March 31, 2025.

On October 22, 2024, the Company’s board of directors authorized the issuance of 300,000 RSUs (or approximately 613,467 RSUs as adjusted for the Merger closing based on the Exchange Ratio), that were not yet issued as of March 31, 2025. For the three months ended March 31, 2025, the Company recorded $204 in stock compensation expense related to these authorized RSUs. The total accrued expenses related to these authorized RSUs were $598 and $394 as of March 31, 2025 and December 31, 2024, respectively.

Stock-Based Compensation Expense

The summary of the recorded stock-based compensation expense is as follows:

	Three months ended March 31,
	2025	2024

Research and development	$10	$26
General and administrative	502	537
Total stock-based compensation	$512	$563

As of March 31, 2025, there was approximately $515 of unrecognized compensation cost related to unvested stock option awards that are expected to be recognized over a weighted-average period of 0.9 years. As of March 31, 2025, there was approximately $4 of unrecognized compensation cost related to unvested restricted stock awards that are expected to be recognized over a weighted-average period of 0.1 years.

15.	Employee Benefit Plan

The Company has a 401(k) retirement plan available to all eligible employees. During the three months ended March 31, 2025 and 2024, the Company made $12 and $36 in matching contributions, respectively, to the plan.

16.	Related Parties

On January 15, 2020, the Company entered into an agreement for various consulting services, as defined in the agreement, with a member of the Company’s Board of Directors. On January 1, 2023, the Company entered into a new consulting agreement with the same director, which superseded the agreement dated in January 2020. The agreement was terminated during the year ended December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company incurred $0 and $63 under this agreement, respectively. As of both March 31, 2025 and December 31, 2024, the unpaid amount was $21.

On April 18, 2024, the Company entered into a promissory note agreement with an executive to receive, as amended, for up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. See Note 11.

On April 18, 2024, the Company entered into an agreement with an executive to defer payment of compensation from April 18, 2024 until the earlier of (i) the closing of the Merger and (ii) November 20, 2024. The executive’s deferred wages were repaid in the amount of $221 in November 2024.

On November 21, 2024, the Company entered into a severance agreement with an executive (the “Severance Agreement”). Pursuant to the terms of the Severance Agreement, the Company made a severance payment of $221 upon execution of the agreement. The Severance Agreement supersedes and extinguishes all other agreements between the executive and the Company.

On December 24, 2024, the Company made a payment of $574 to the Sponsor in accordance with the terms of the Merger Agreement.

17.	Subsequent Events

In April 2025, the Company received the Notice, the MVPHS Notice, and the MVLS Deficiency Notice from Nasdaq, as further described in Note 1.

On April 8, 2025, at the special meeting of stockholders, the Company obtained stockholder approval for the issuance of shares under the SEPA in excess of the Exchange Cap. See Note 12.

On April 20, 2025, the Company entered into an amendment to SEPA with YA, pursuant to which, the definition of the conversion price was amended to state that the Fixed Price should be adjusted (downwards only) to equal the VWAP of the Common Shares over the three (3) Trading Days immediately preceding the 20th Trading Day following the Issuance Date if such price is lower than the initial Fixed Price. As a result, at the amendment date, the Fixed Price was reset down to $1.68. See Note 12.

On April 29, 2025, in accordance with the terms of the Convertible Promissory Note with YA, the Company reduced the Floor Price down to $0.15 per share. See Note 12.

In April 2025, YA exercised its conversion option for the total principal amount of $600 of the Convertible Notes. As a result of the exercise, the Company issued to YA 2,312,998 shares of common stock based on the average conversion price of approximately $0.26.

In May 2025, YA exercised its conversion option for the total principal amount of $1,295 of the Convertible Notes. As a result of the exercise, the Company issued to YA 7,491,842 shares of common stock based on the average conversion price of approximately $0.17.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited financial statements and the notes thereto included in our Annual Report. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to “New Abpro,” “we,” “us,” “our,” “the Company,” and other similar terms refer to Abpro Holdings, Inc. and its subsidiaries.

Overview

Abpro Holdings, Inc. and its subsidiaries (the “Company”) is a biotechnology company headquartered in Woburn, Massachusetts, dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following is a comparative discussion of our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change	%
Operating expenses:
Research and development	$325	$1,000	$(675)	-68%
General and administrative	2,633	1,879	754	40%
Total operating expenses	2,958	2,879	79	3%
Loss from operations	(2,958)	(2,879)	(79)	3%
Other (expense) income, net	(929)	3,515	(4,444)	-126%
Net (loss) income	$(3,887)	$636	$(4,523)	711%

Revenue

We did not generate revenue during the three months ended March 31, 2025 and 2024. Our ability to generate product revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials.

The following table summarizes our research and development expenses by product candidate and program for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
Research and development expenses	2025	2024
ABP-110	$10	$36
ABP-102	90	275
ABP-150	5	5
ABP-201	33	7
ABP-100	-	-
SARS-Co V-2 neutralizing antibody program	-	-
Unallocated research and development expenses	187	677
Total	$325	$1,000

Unallocated research and development expenses include engineering platform-related expenses that are not allocable to a specific product candidate or program, as well as stock-based compensation, other employee- related expenses that are not related to a specific product candidate or program, and facilities and depreciation expenses.

Research and development expenses decreased by $0.7 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to the decrease in the majority of the personnel being on furlough since October 2024. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to restart our research and development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel not, involved in research and development efforts, costs related to our directors, and senior advisors; professional service fees, including accounting and legal services and other consulting services. General and administrative expenses increased by $0.8 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase of approximately $1.2 million in costs of operating as a public company, including legal, accounting, and insurance expenses, partially offset by a decrease in payroll and related expenses of approximately $0.4 million as a result of the reduction in employee headcount.

Other Income (Expense), Net

The net balance in other income (expense) decreased by $4.4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This change is primarily due to other income recognized during the three months ended March 31, 2024 of approximately $3.5 million related to the reversal of the liability to one of the Company’s research and development providers, as this provider informed the Company they were not pursuing collection on this liability. The remaining decrease is related to the increase in interest expense of approximately $0.7 million, primarily related to the fair value of the warrants issued under the promissory note with an executive, and the loss of approximately $0.2 million for the change in fair value of the SEPA put rights asset during the three months ended March 31, 2025.

Liquidity, Capital Resources and Going Concern

To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through payments received in connection with collaboration and license agreements. Since our inception, we incurred significant recurring losses, including a net (loss) income of ($3.9 million) and $0.6 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $120.0 million. We expect to incur operating losses in the foreseeable future.

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department staff (the “Staff”) of Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.  Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 29, 2025.

Further, on April 10, 2025, the Company received two letters from the listing qualifications department staff (the “Staff”) of The Nasdaq. One letter (the “MVPHS Notice”) indicated that based upon Nasdaq’s review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days prior to the date of the MVPHS Notice, the Company no longer meets the requirements of Nasdaq Listing Rule 5450(b)(2)(C), which requires listed securities to maintain a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”). The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVPHS Requirement.

Under Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days (or until October 7, 2025) to regain compliance with the MVPHS Requirement. If at any time during this compliance period the Company’s MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance with the rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearing’s panel.

The Company also received a letter from the Staff (the “MVLS Deficiency Notice”) notifying the Company that from February 20, 2025, to April 9, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice does not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

As of March 31, 2025, the Company had cash of $1,261. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to slow cash burn, extending the cash runway until financing can be secured. The unaudited condensed consolidated financial statements included elsewhere in this filing do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

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

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024	Change	%
Net cash used in operating activities	$(1,719)	$(2,848)	$1,129	-40%
Net cash used in investing activities	$-	$-	$-	0%
Net cash provided by financing activities	$132	$2,345	$(2,213)	-94%

Net cash used in operating activities for the three months ended March 31, 2025, decreased by $1.1 million as compared to the three months ended March 31, 2024. The decrease in cash used in operating activity is primarily due to the timing of payments of accounts payable, with approximately $0.7 million increase in accounts payable for the three months ended March 31, 2025 as compared to $0.4 million decrease in accounts payable for the three months ended March 31, 2024.

Net cash provided by financing activities decreased by $2.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company received proceeds of $0.1 million from the settlement of the Forward Purchase Agreement. During the three months ended March 31, 2024, the Company received proceeds of $2.6 million from the issuance of notes payable to related parties, which were partially offset by the payments of $0.2 million in offering costs and a less than $0.1 million remaining payment on finance lease liabilities.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the quarter ended March 31, 2025, our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses described below.

Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting

As described in Item 9.A Controls and Procedures of our 2024 Form 10-K, management has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified material weaknesses in its internal controls related to the Company having inadequate segregation of duties over internal wire transfer authorization and access to bank accounts, inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting.

To address these material weaknesses, management, under the oversight of the audit committee, has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting:

●	The Company redesigned and implemented proper authorization procedures and access controls with respect to wire transfers and bank account access.

●	The Company is in process of designing formal written policies and procedures regarding internal controls over financial reporting.

●	The Company is in process of implementing enhanced review processes to ensure timely identification of appropriate accounting related to all contractual obligations and license agreements.

Such material weaknesses and control deficiencies will not be remediated until the Company’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recently completed quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our shares.

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department Staff of Nasdaq (the “Staff”) notifying the Company that, based on the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 29, 2025. If the Company does not regain compliance by September 29, 2025, the Company may be eligible for an additional 180 calendar day compliance period. If the Company does not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting.

On April 10, 2025, the Company received two letters from the Staff. One letter (the “MVPHS Notice”) indicated that based upon Nasdaq’s review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days prior to the date of the MVPHS Notice, the Company no longer meets the requirements of Nasdaq Listing Rule 5450(b)(2)(C), which requires listed securities to maintain a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”). The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVPHS Requirement. Under Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days (or until October 7, 2025) to regain compliance with the MVPHS Requirement. If at any time during this compliance period the Company’s MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance with the rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearing’s panel.

The Company also received a letter from the Staff (the “MVLS Deficiency Notice”) notifying the Company that from February 20, 2025, to April 9, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days from the date of the MVLS Deficiency Notice, or until October 7, 2025 (the “Compliance Date”), to regain compliance with respect to the MVLS Requirement. The MVLS Deficiency Notice states that to regain compliance with the MVLS Requirement, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the compliance period ending on the Compliance Date.

The Notice, MVPHS Notice and MVLS Deficiency Notice have no immediate effect on the listing of the Company’s Common Stock, and the Company’s Common Stock continues to trade on the Nasdaq Global Market under the symbol “ABP.”

If we are unable to regain compliance with the Minimum Bid Price Rule, MVPHS Requirement and MVLS Requirement, and maintain compliance with other continued listing requirements, Nasdaq may take steps to delist our shares. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABPRO HOLDINGS, INC.

Date: May 15, 2025	By:	/s/ Miles Suk
	Name:	Miles Suk
	Title:	Chief Executive Officer
(Principal Executive Officer)