Form 10-Q
period 2025-06-30
Abpro Holdings, Inc.
filed 2025-08-13
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41224

Abpro Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Summit Drive

Burlington, MA 01803

(Address of principal executive offices)

1-800-396-5890

(Issuer’s telephone number)

68 Cummings Park Drive

Woburn, MA 01801

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 11, 2025, there were 81,150,000 and 80,166,667 shares of common stock, par value $0.0001 per share, issued and outstanding, respectively.

ABPRO HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$2,014	$2,850
Accounts receivable	342	323
Prepaid expenses and other current assets	697	306
Forward purchase agreement asset	-	155
Restricted cash	15	142
Total current assets	3,068	3,776

Property and equipment, net	27	37
Right-of-use asset - operating lease	137	418
Security deposits	66	66
Patents, net	172	176
SEPA put rights asset	13	188
Total assets	$3,483	$4,661

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,266	$3,936
Accrued expenses	8,020	7,496
Excise taxes payable	4,401	4,401
Operating lease liability, current	149	456
Income taxes payable	425	366
Note payable	170	-
Notes payable – related parties	147	147
Convertible notes	1,759	2,725
Embedded derivative liability	93	80
Total current liabilities	20,430	19,607

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 110,000,000 shares authorized; 67,385,193 and 51,815,765 shares issued, 66,401,860 and 50,832,432 shares outstanding at June 30, 2025 and December 31, 2024, respectively	7	5
Treasury stock, 983,333 shares at cost	-	-
Additional paid-in capital	105,471	100,603
Accumulated deficit	(122,974)	(116,103)
Total Abpro Holdings, Inc.’s stockholders’ deficit	(17,496)	(15,495)
Non-controlling interest	549	549
Total stockholders’ deficit	(16,947)	(14,946)
Total liabilities and stockholders’ deficit	$3,483	$4,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
Research and development	$313	$827	$638	$1,827
General and administrative	1,948	1,513	4,581	3,392
Total operating expenses	2,261	2,340	5,219	5,219

Loss from operations	(2,261)	(2,340)	(5,219)	(5,219)

Other (expense) income:
Other income	200	-	200	3,556
Change in fair value of forward purchase agreement asset	-	-	(23)	-
Change in fair value of SEPA put rights asset	(19)	-	(175)	-
Change in fair value of embedded derivative liability	(592)	-	(623)	-
Loss on settlement of convertible notes	(144)	-	(144)	-
Interest income	6	1	24	2
Interest expense	(174)	(101)	(911)	(143)
Total other (expense) income, net	(723)	(100)	(1,652)	3,415
Net loss	$(2,984)	$(2,440)	$(6,871)	$(1,804)

Net loss per share, basic and diluted	$(0.05)	$(0.13)	$(0.13)	$(0.09)

Weighted averages shares outstanding
Weighted average shares outstanding - basic and diluted	57,517,379	19,200,237	54,238,124	19,190,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands except share and per share data)

(Unaudited)

	Series A Redeemable, Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	51,815,765	$5	(983,333)	$-	$100,603	$(116,103)	$(15,495)	$549	$(14,946)

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	150,000	-	-	-	-	-	-	-	-

Warrants issued to related party lender	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	714	-	714	-	714

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	308	-	308	-	308

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,887)	(3,887)	-	(3,887)

Balances, as of March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	51,965,765	5	(983,333)	-	101,625	(119,990)	(18,360)	549	(17,811)

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	154	-	154	-	154

Common stock issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	-	15,419,428	2	-	-	3,692	-	3,694	-	3,694

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,984)	(2,984)	-	(2,984)

Balances, as of June 30, 2025	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	67,385,193	$7	(983,333)	$-	$105,471	$(122,974)	$(17,496)	$549	$(16,947)

	Series A Redeemable, Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2023	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	19,381,330	$2	(210,166)	$(33)	$19,918	$(108,871)	$(88,984)	$549	$(88,435)

Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	19,173	-	-	-	-	-	-	-	-

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	563	-	563	-	563

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	636	636	-	636

Balances, as of March 31, 2024	3,938,098	1,795	1,281,402	1,401	4,101,409	14,949	2,679,397	17,622	6,756,246	29,841	1,136,049	9,991	75,599	19,400,503	2	(210,166)	(33)	20,481	(108,235)	(87,785)	549	(87,236)

Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	19,169	-	-	-	-	-	-	-	-

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	553	-	553	-	553

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,440)	(2,440)	-	(2,440)

Balances, as of June 30, 2024	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	19,419,672	$2	(210,166)	$(33)	$21,034	$(110,675)	$(89,672)	$549	$(89,123)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share and per share data)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(6,871)	$(1,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14	59
Share-based compensation	872	1,116
Amortization of operating lease right-of-use assets	281	270
Noncash interest expense	714	-
Loss on settlement of convertible notes	144
Other income (see Note 2)	(200)	(3,556)
Amortization of debt discount	133	-
Change in fair value of forward purchase agreement asset	23	-
Change in fair value of SEPA put rights asset	175	-
Change in fair value of embedded derivative liability	623	-
Changes in operating assets and liabilities:
Accounts receivable	(19)	(31)
Prepaid expenses and other current assets	(392)	(91)
Accounts payable	1,328	(39)
Accrued expenses	317	136
Income taxes payable	59	-
Operating lease liability	(306)	(278)
Net cash used in operating activities	(3,105)	(4,218)

Cash Flows from Financing Activities:
Proceeds from settlement of Forward Purchase Agreement	132	-
Proceeds from issuances of debt	1,840	3,798
Proceeds from issuance of Note payable	553	-
Payments on Note payable	(383)	-
Payment of offering costs	-	(222)
Repayment of finance lease liabilities	-	(17)
Net cash provided by financing activities	2,142	3,559

Net change in cash and restricted cash	(963)	(659)
Cash and restricted cash - beginning of period	2,992	861
Cash and restricted cash - end of period	$2,029	$202

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid	$19	$1
Fair value of common stock issued for services	$161	$-
Common stock issued in settlement of convertible notes and embedded derivative liability	$3,694	$-
Deferred offering costs included in accounts payable	$-	$364
Reclassification of residual value guarantees under finance lease to accrued expense	$-	$113

As reported within the unaudited condensed consolidated balance sheets:
Cash	$2,014	$63
Restricted cash	15	139
Total cash and restricted cash as presented in the balance sheet	$2,029	$202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

1.	Organization and Description of the Business

Organization

Abpro Holdings, Inc. and its subsidiaries, (the “Company”) is a biotechnology company dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease.

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

After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP, and under this method of accounting, ACAB was treated as the acquired company for financial reporting purposes and Legacy Abpro was treated as the acquirer. Operations prior to the Merger are those of Legacy Abpro. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement. The “Company” refers to Abpro Holdings, Inc. and its subsidiaries, including Abpro Corporation, prior to and subsequent to the Merger. Legacy Abpro is the accounting acquirer in the Merger and, as such, the condensed consolidated financial statements for the three months and six months ended June 30, 2024 present operations of Legacy Abpro prior to the Merger Date.

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

Going Concern

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Through June 30, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the issuance of shares under SEPA (see Notes 12 and 17), as well as from the Merger and the PIPE Financing (see Note 3), and to a lesser extent, payments received in connection with collaboration and license agreements.

As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $122,974 and $116,103, respectively. The Company’s net loss was $2,984 and $6,871 for the three and six months ended June 30, 2025, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.

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

On June 23, 2025, the Company received net proceeds of $1,840 from the Second Convertible Note pursuant to the SEPA (see Note 12).

On July 24, 2025, the Company issued the Advance Notice to YA (see Note 17) in accordance with the terms of the SEPA, under which YA purchased from the Company 1,500,000 shares of common stock at an aggregate net purchase price of $385.

On July 25, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 1,000,000 shares of common stock at an aggregate net purchase price of $299.

On August 5, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 240,082 shares of common stock at an aggregate net purchase price of $50.

As of June 30, 2025, the Company had cash of $2,014. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include stock-based compensation expense, the fair value of derivative instruments, the fair value of warrants, pre-clinical and clinical accrued expenses, the valuation and realizability of deferred tax assets, and the ability to continue as a going concern. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

In March 2022, the Company received an invoice from Mabwell (Shanghai) Bioscience Co., Ltd. (“Mabwell”) for approximately $3,500 in connection with the manufacturing of certain clinical material for the Company. The Company recorded the estimated amount in accounts payable based on the information available at the time, and subsequently engaged in discussion with Mabwell about the invoiced amount and its validity. The Company continued to dispute the amount and its contractual basis because the parties had neither finalized nor executed a clinical trial manufacturing agreement. In July 2024, the Company received communication from Mabwell that they will not be pursuing the collection of the originally invoiced amount. Accordingly, during the quarter ended March 31, 2024, the Company reversed the liability and recognized $3,500 of other income.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

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

Non-controlling Interest

The Company holds an 82% ownership interest in its consolidated subsidiary, AbMed. Non-controlling interest represents the portion of net book value in AbMed that is not owned by the Company and is reported as a component in stockholders’ equity on the condensed consolidated balance sheets. The Company bears all the operating costs of AbMed. Upon an event of default by the Company or upon a liquidation of AbMed, the non-controlling interest holder has the right to put its interest in AbMed to the Company. The amount to be paid under the redemption option is equal to $2.00 per share for each preferred share of AbMed stock held by the non-controlling interest holder plus all accrued and unpaid dividends thereon. The Company has not allocated any losses to the noncontrolling interests given that the preferred shares held by the non-controlling interest holder have no contractual obligations to share in the losses of AbMed. There were no operating activities in AbMed through June 30, 2025.

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless the inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per share were the same for all periods presented.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	June 30,
	2025	2024
Convertible Preferred Stock	-	19,887,616
Warrants	29,700,000	124,757
Stock options	6,952,734	10,484,270
Convertible Notes	10,131,712	-
Unvested restricted stock units	-	55,386
Total	46,784,446	30,552,029

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

On November 13, 2024, Merger Sub, a wholly-owned subsidiary of ACAB, merged with Legacy Abpro, with Legacy Abpro surviving as a wholly-owned subsidiary of ACAB. At the effective time of the Merger:

●	each outstanding share of Legacy Abpro common stock was converted into approximately 2.045 shares of the Company’s common stock;

●	each outstanding share of preferred stock of Legacy Abpro was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 2.045; and

●	each outstanding option or warrant to purchase Legacy Abpro common stock was converted into an option or warrant, as applicable, to purchase a number of shares of the New Abpro’s common stock equal to the number of shares of Legacy Abpro common stock subject to such option or warrant multiplied by approximately 2.04489, at an exercise price per share equal to the current exercise price per share for such option or warrant divided by approximately 2.045; in each case, rounded down to the nearest whole share.

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

At the Closing Date, the Company issued an aggregate of 3,367,401 shares of the Company’s common stock (the “PIPE Shares”) in a private placement for the total consideration of $11,225 (the “PIPE Financing”). Out of the total PIPE Shares, 622,467 shares were issued to Abpro Bio International, Inc. (“ABI”), a significant investor in Legacy Abpro’s Series E and F convertible preferred stock, pursuant to the terms of a subscription agreement dated August 22, 2024 with ABI (the “Abpro Bio Subscription Agreement”) for an aggregate purchase price of $6,225, of which $4,225 was used to repay the balance due by Legacy Abpro to ABI under the promissory note agreement (see Note 11) and the remainder of $2,000 in cash. In addition, pursuant to the Abpro Bio Subscription Agreement, ABI received an aggregate of 1,244,934 shares of New Abpro common stock reserved for use in the PIPE Financing or to obtain capital for ACAB or the surviving company, as defined in the Merger Agreement (the “Incentive Shares”). The Company also issued 500,000 shares of common stock of New Abpro to Celltrion, Inc., a company organized and existing under the laws of South Korea (“Celltrion”), pursuant to the terms of a subscription agreement dated August 22, 2024 with Celltrion (“Celltrion”) (the “Celltrion Subscription Agreement”, together with the “Abpro Bio Subscription Agreement”, collectively the “PIPE Subscription Agreements”) for an aggregate purchase price of $5,000. In addition, Celltrion received an aggregate of 1,000,000 Incentive Shares.

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

At the Closing, and in accordance with the Sponsor Letter Agreement entered into on December 11, 2023, as amended, the Sponsor transferred 983,333 common shares to Legacy Abpro and 983,333 shares to ABI, and 966,442 shares were forfeited. The shares transferred to Legacy Abpro were deemed to be repurchased by the Company for no consideration and included in treasury stock as of the Closing Date and June 30, 2025. The shares transferred to ABI for no consideration were accounted for as a recapitalization with no impact on the December 31, 2024 consolidated financial statements. The Sponsor also transferred 200,000 shares to one of ACAB’s financial advisors for the services provided prior to the Closing Date.

In addition, at the Closing, the Company issued 1,082,852 shares of common stock to various service providers, of which 32,852 shares were issued to an investment advisor in the PIPE Financing and the remaining 1,050,000 shares of common stock were issued in settlement of ACAB’s liabilities for the services provided by various legal and investment advisors prior to the Closing Date. The issuance of these shares, which related to the services provided to ACAB prior to the Merger which were expensed on the books of ACAB, had no financial impact on the Company’s December 31, 2024 consolidated financial statements.

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Merger was:

Shares
Common stock of ACAB, net of redemptions	210,993
ACAB Founder Shares, less forfeitures and transfers	3,782,268
New Abpro shares issued to PIPE investors	3,367,401
New Abpro shares issued to service providers	1,282,852
New Abpro shares issued in Merger to Legacy Abpro stockholders	39,123,200
New Abpro shares transferred to investors	2,168,558
New Abpro shares issued to settle the promissory note with executive	600,000
Total shares of common stock outstanding immediately after Merger	50,535,272

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

The Company received $5,700 in proceeds from the Merger and related PIPE Financing, net of ACAB transaction costs settled at the Closing. The Company incurred $2,100 in transaction costs and $900 in issuance costs related to the PIPE Financing, consisting of banking, legal, investment advisory and other professional fees, of which were recorded as a reduction of proceeds to additional paid-in capital. At the Closing Date, Legacy Abpro assumed $6,600 of net liabilities, including tax liabilities and legal fees, of ACAB. As of June 30, 2025, the ACAB liabilities were $5,725, of which $900 was included in accrued expenses, $4,400 in excise tax payable and $425 in income tax payable. As of December 31, 2024, the ACAB liabilities were $5,800, of which $1,000 was included in accrued expenses, $4,400 in excise tax payable and $400 in income tax payable.

In February 2025, the Company issued 150,000 shares of common stock to Roth Capital Partners (“Roth”) as an additional payment for the services provided under the engagement letter dated July 17, 2024 between Roth and ACAB, which provided for an adjustment to their fees in shares based on the trading price of the Company’s common stock. The issuance had no impact on the June 30, 2025 condensed consolidated financial statements as the fees to Roth were deemed to be related to the Merger and were recorded as a both an increase and reduction to additional paid-in capital.

4.	Property and Equipment

The Company’s property and equipment include the following:

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$53	$53
Lab equipment	1,086	1,097
Computer hardware and software	15	15
Leasehold improvements	788	788
Equipment under finance leases	740	740
Property and equipment	2,682	2,693
Less: Accumulated depreciation	(2,655)	(2,656)
Total	$27	$37

Depreciation expense was $3 and $9 for the three and six months ended June 30, 2025, respectively. Depreciation expense was $6 and $54 for the three and six months ended June 30, 2024, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued salaries and wages	$1,839	$1,549
Accrued professional fees	1,065	1,273
Accrued license fees	3,300	3,300
Accrued interest	271	267
BOD compensation	313	242
Other accrued expenses	1,232	865
Total accrued expenses	$8,020	$7,496

6.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2025	2024
Assets:
Forward purchase agreement asset (Note 10)	3	$-	$155
SEPA put rights asset (Note 12)	3	13	188
Liabilities:
Embedded derivative liability (Note 12)	3	$93	$80

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

The fair value of the SEPA put rights asset was estimated as the sum of the fair values of the put rights under each assumed advance notice over the term of the SEPA. The number of shares under each advance notice was based on the historical trading volumes of the Company’s stock taking into account the beneficial ownership and daily volume limitations. The fair value of the put rights under each advance notice was estimated using the Black Scholes model, incorporating the following assumptions:

	June 30,	December 31,
	2025	2024
Stock price	$0.21	$1.79
Risk-free interest rate	3.7 – 4.4%	4.2%
Exercise price	$0.20	$1.72
Expected term (in years)	0.4 - 1.4	1 - 2
Expected volatility	92-97%	93-99%
Expected dividend yield	0%	0%
Number of shares under each advance notice	42,500	56,500

The fair value of the Embedded Derivative Liability was estimated at $93 and $80 as of June 30, 2025 and December 31, 2024, respectively, based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. As of June 23, 2025, the issuance date of the Embedded Derivative Liability within the Second Convertible Note (see Note 12), the assumptions incorporated into the valuation model included the stock price of $0.24, the estimated future price per share of $0.21 (derived using Monte Carlo Simulation), the expected volatility of 98%, the risk-free rate of 4.32% and the term of 0.4 years. The change in fair value of the Embedded Derivative Liability from the issuance date of June 23, 2025 to June 30, 2025 was immaterial.

As of December 31, 2024, the assumptions incorporated into the valuation model included the stock price of $1.79, the estimated future price per share of $2.06 (derived using Monte Carlo Simulation), the expected volatility of 99%, the risk-free rate of 4.18% and the term of 0.9 years.

The aggregate fair value of the Embedded Derivative Liability associated with the conversions of the First Convertible Note of $703 (see Note 12) was based on the difference between the fair value of the shares of common stock issued upon conversion and the outstanding note balance

The changes in the fair value of Level 3 financial assets and liabilities for the six months ended June 30, 2025 are as follows:

	Forward Purchase Agreement asset	SEPA Put Rights Asset	Embedded Derivative Liability
Fair value as of January 1, 2025	$155	$188	$80
Initial measurement at the issuance date (Note 12)			93
Settlement	(132)	-	(703)
Change in fair value	(23)	(175)	623

Fair value as of June 30, 2025	$-	$13	$93

7.	License and Collaboration Agreements

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

The Company was eligible to receive up to an aggregate of $405,000 of non-refundable milestone payments from NJCTTQ upon achieving certain development, regulatory approval, and commercialization and sales milestones for each unique licensed antibody or product in NJCTTQ Territory. The Company agreed to pay NJCTTQ up to an aggregate of $5,000 in nonrefundable amounts upon achieving of a regulatory milestone in the Company’s territory, which includes all other countries other than the NJCTTQ Territory. No milestones were reached through the expiration of this agreement in January 2024, no products were sold by NJCTTQ, and no related revenue amounts have been recorded in the accompanying condensed consolidated financial statements.

The Company and NJCTTQ agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. The agreement remains unrenewed as of June 30, 2025 after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5,000 regulatory milestone payable to NJCTTQ based on commercial approval in the Company’s territory, as described above, will continue to apply. Through its expiration in January 2024, no products were sold by NJCTTQ or the Company under the NJCTTQ agreement and no regulatory milestones were achieved by the Company in the Company’s territory.

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

Under the ABP-201 agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. ABI is committed to pay the Company up to $56,500 in milestone payments upon achieving certain research and development events, up to $485,000 in milestone payments based on annual net sales per each licensed product, and a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by ABI, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. No milestones have been reached through June 30, 2025, no products were sold by ABI, and no related revenue amounts have been recorded in the accompanying condensed consolidated financial statements.

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

The first milestone of $2,000 was achieved upon granting the license at the collaboration effective date, as defined in the Celltrion Agreement, in December 2022, received in January 2023 and recognized in revenue prior to December 31, 2023.

During the three and six months ended June 30, 2025 and 2024, the Company recognized no revenue in connection with this arrangement.

Milestone Payments. The Company is entitled to development milestones under the Celltrion Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals. Except for the first milestone of $2,000 achieved in 2022, no other milestone payments were earned through June 30, 2025. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of collaboration revenues in the period of adjustment.

Profit Splits. As the license is deemed to be the predominant item to which profit splits relate, the Company will recognize revenue when the related sales or third-party collaborator income occur. No profit split revenue has been recognized from inception through June 30, 2025.

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

Under the MedImmune License Agreement, the Company agreed to pay milestone and royalty payments, including up to $244,000 in milestone payments, which are comprised of $14,000 upon meeting certain clinical development milestones, $80,000 upon achieving certain regulatory events and $150,000 upon meeting certain worldwide commercial sales thresholds; and tiered high-single to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis. No milestones have been reached and no products were sold by the Company through June 30, 2025.

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

Pursuant to the NCI agreement and amendments, the Company agreed to pay low single-digit royalties based on net sales of licensed products as well as milestone payments of up to $3,995 due upon achievement of clinical and regulatory milestones, and up to $12,000 milestone payments due upon achievement of commercial milestones. No milestones have been reached and no products were sold by the Company through June 30, 2025.

The Company also has to pay the guaranteed annual minimum royalties of $25 starting on the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). During each of the three months ended June 30, 2025 and 2024, the Company incurred $6, in minimum royalty payments, included in research and development expenses. During each of the six months ended June 30, 2025 and 2024, the Company incurred $12, in minimum royalty payments, included in research and development expenses. Under the amendment entered into in March 2020, the Company is also liable for the extension royalties of $225 payable under this agreement which were rescheduled to become due in several installments starting in March 2022. As of both June 30, 2025 and December 31, 2024, the accrued extension royalties were $200, included in accrued expenses and accounts payable on the condensed consolidated balance sheets.

The Company also agreed to reimburse patent costs for all documented out of pocket associated with the preparation, filing, prosecution and maintenance of patent rights. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses related to the patent costs reimbursements.

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

During the three and six months ended June 30, 2025 and 2024, development activities under the Mabwell collaboration agreement were immaterial to the condensed consolidated financial statements. No milestones have been reached and no products were sold under the Mabwell License Agreement through June 30, 2025.

In March 2025, the Company received a draft of a termination agreement from Mabwell which outlines Mabwell’s claim for the total payment of $3,300 under certain development milestones asserting that these development milestones were achieved by the Company during 2021. The Company does not believe that a liability under the milestone related provisions invoked by Mabwell was triggered and is planning to engage in discussion with Mabwell about the validity of their claim. This liability of $3,300 is included in accrued expenses in the condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

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

Under the MSK License Agreement, as amended, the Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. The Company was committed to pay MSK up to $10,500 in milestone payments upon achieving certain research and development and commercialization events or within a certain number of months of the effective date, up to $30,000 in milestone payments based on net sales, and tiered mid-single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration with guaranteed annual minimum royalties between $20 and $30 depending on certain development events. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any minimum royalties or any milestone payments under this agreement. As of both June 30, 2025 and December 31, 2024, the accrued minimum royalty and milestone payments were $790, included in accounts payable in the condensed consolidated financial statements.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any patent reimbursement costs. As of both June 30, 2025 and December 31, 2024, the liabilities for the patent costs reimbursements were $273, included in other accrued expenses and accounts payable in the condensed consolidated financial statements.

As of both June 30, 2025 and December 31, 2024, the accrued liabilities for the unpaid interest on the outstanding minimum royalty and milestone payments due to MSK were $169, included in other accrued expenses. The amount due to MSK is not subject to accrual of interest or penalties. See Note 9 for discussion of the June 2023 demand letter.

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

Under the VAZYME License Agreement, the Company agreed to use commercially reasonable efforts to reach certain research and development, and commercialization milestones for such antibodies. The Company also agreed to pay $200 to VAZYME at the effective date of the agreement. The Company is committed to pay VAZYME up to $11,100 in milestone payments upon achieving certain research and development events, up to $70,000 in milestone payments based on annual net sales, and tiered low single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration. No milestones in the VAZYME License Agreement have been reached through June 30, 2025.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses related to the VAZYME License Agreement. As of both June 30, 2025 and December 31, 2024, the accrued liabilities under this agreement were $200, included in accounts payable in the condensed consolidated financial statements.

9.	Commitments and Contingencies

Litigation and other matters

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

On September 12, 2023, a contract research organization (“CRO”) vendor filed a lawsuit against the Company based on the Company’s failure to make certain installments pursuant to a settlement agreement entered into with this vendor on January 23, 2023. Under the settlement agreement, the Company agreed to pay a total of $1,644 to the vendor, with $600 due 5 business days after the settlement effective date and ten monthly installments, approximately $104 each, starting in February 2023. The Company made the upfront payment and the first four monthly installments for a total of $1,016 but failed to make the monthly installment payments due after May 2023. On January 24, 2024, the Company received endorsement on motion for default judgment which requested the Company to pay approximately $700 to the CRO vendor. During the three and six months ended June 30, 2025, the Company accrued an additional $42 and $21 in interest, respectively. included in interest expense. As of June 30, 2025 and December 31, 2024, the outstanding balance under this settlement agreement was $827 and $785, respectively. These amounts were included in accounts payable and accrued expenses in the condensed consolidated financial statements.

In addition to the lawsuit from a CRO vendor above, the Company accrued $325 as of both June 30, 2025 and December 31, 2024 related to disputed invoices with vendors.

In June 2023, the Company received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,230 for the services performed under the MSK License Agreement (see Note 8). The corresponding liability is included in accounts payable and accrued expenses in the condensed consolidated financial statements as of both June 30, 2025 and December 31, 2024.

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

On June 17, 2025, the Company received a complaint from a former director of Legacy Abpro asserting that the Company owes the former director a total of $748 for consulting fees, bonuses, and for unpaid promissory note principal and interest disclosed in Note 11. The Company is planning to engage in discussion with the former director regarding the validity of the amounts claimed. The liability for the consulting fees and bonuses was included in accrued expenses in the condensed consolidated financial statements as of June 30, 2025.

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

At the Closing Date, the NRA Investors reversed redemption demands with respect to 11,043 shares of Series A Common stock of ACAB. Pursuant to the Non-Redemption Agreement, upon consummation of the Merger, the Company had to pay to the NRA Investors a payment equal to the number of NRA Investor Shares multiplied by the redemption price, minus the number of NRA Investor Shares multiplied by $9.00. As of June 30, 2025 and December 31, 2024, the Company owed to NRA Investors $26, based on the redemption price of $11.36 at the Closing Date.

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

In March 2025, the Company received the letter from the IRS, requesting to set up a meeting with the Company to discuss the unsettled tax matters of ACAB and referencing $4,401 amount owed in relation to the 2023 excise taxes, of which $210 was in interest and penalties (the “IRS Letter”). The Company believes that the excise tax liability in the IRS Letter is overstated as compared to the amounts in ACAB’s filed tax return for the year ended December 31, 2023. Pending further discussions with the IRS, the Company recorded the excess of $1,268 over the Company’s estimate of $3,133 (inclusive of interest and penalties) as the additional excise tax liability assumed from ACAB at the Closing Date. As of June 30, 2025, the Company recorded the excess of $1,053 over the Company’s estimate of $3,348 (inclusive of interest and penalties) as the additional excise tax liability.

10.	Forward Purchase Agreement

On November 7, 2024, ACAB and Legacy Abpro entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement” or “Transaction”) with YA (the “Seller”) to which a maximum of up to 500,000 shares of common stock were subject to the Transaction. At the Closing Date, the Seller purchased 100,000 shares from third parties (“Recycled Shares”), pursuant to the pricing date notice dated November 12, 2024 and paid approximately $1,100 (the “Prepayment Amount”) equal to $11.36 per Recycled Share (the “Initial Price”) to the redeeming shareholders. Pursuant to the terms of the Forward Purchase Agreement, at the Closing Date, the Company remitted the Prepayment Amount into an escrow account for the benefit of the Seller.

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

Settlement

On the Cash Settlement Payment Date, which is the tenth local business day immediately following the Valuation Date (defined below), the Seller had to remit to the Company a cash amount (the “Settlement Amount”) equal to (i) the Number of Shares as of the Valuation Date, multiplied by (ii) the difference of (a) the volume weighted daily VWAP price over the Valuation Period, less (b) $0.50, and the Seller will not otherwise be required to return to the Counterparty any of the Prepayment Amount. In the event that the difference of (a) the volume weighted daily VWAP Price over the Valuation Period, less (b) $0.50. If the Settlement Amount is equal to or less than $0, then the Settlement Amount shall be $0. The “Valuation Date” is the earliest to occur of (a) the date that is 3 months after the Closing Date and (b) the date specified by the Seller in a written notice to be delivered to the Company at the Seller’s discretion (which Valuation Date will not be earlier than the day such notice is effective) after the occurrence of any of (x) a VWAP Trigger Event, (y) a Delisting Event or (z) unless otherwise specified therein, upon any Additional Termination Event (defined below). Each of the following was to constitute an Additional Termination Event; (a) The Merger Agreement is terminated pursuant to its terms prior to the closing of the Merger; and (b) if it is, or, as a consequence of a change in law, regulation or interpretation, it becomes or will become, unlawful for the Seller to perform any of its obligations contemplated by the Transaction.

On January 28, 2025, YA elected to effect an Optional Early Termination with respect to all 100,000 shares subject to the Forward Purchase Agreement which terminated the agreement as a whole. YA paid the Company the Early Termination Obligation in the aggregate amount of $132, based on the Reset Price of $1.32 in effect on January 28, 2025.

The Forward Purchase Agreement was accounted for at fair value as an asset in accordance with the guidance in ASC Topic No. 815 Derivatives and Hedging (“ASC 815”), with subsequent changes in the fair value recorded in profits and losses. The fair value of the Forward Purchase Agreement asset was $494, $155 and $132 as of November 13, 2024, December 31, 2024 and the settlement date, respectively. The loss on the change in the fair value of $0 and $23 was recorded in other (expense) income for the three and six months ended June 30, 2025, respectively.

11.	Notes Payable

Note Payable

During the six months ended June 30, 2025, the Company entered into an insurance premium financing agreement and borrowed a total principal amount of $553. The note bears an annual interest rate of 7.74% and matures in September 2025. Interest expense on the note amounted to $19 during the six months ended June 30, 2025.

Notes Payable – Related Parties

Promissory Note with ABI

On October 18, 2023, the Company entered into a promissory note agreement with ABI, a significant investor in the Company, to receive up to $6,000. The promissory note accrued interest at a rate of 5% per annum on the principal amount of each installment from the installment funding date until the maturity date and at a rate of 7% per annum after the maturity date if any amounts then remain outstanding. The “Maturity Date” is defined in the agreement as the earlier of (i) eighteen months from the funding date and (ii) the successful closing of the Merger. On August 22, 2024, ACAB entered into the Abpro Bio Subscription Agreement (see Note 3) with ABI, pursuant to which ABI purchased 622,467 newly-issued shares of the Company’s common stock, concurrently with the closing of the Merger at a price of $10.00 per share, for an aggregate purchase price of $6,225, of which $4,225 was paid through the conversion of the balance due by the Company to ABI under the promissory note agreement and the remainder of $2,000 in cash. In addition, ABI received an aggregate of 1,244,934 Incentive Shares.

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

As of both June 30, 2025 and December 31, 2024, the outstanding principal balances under the promissory notes with ABI was $0. During both of the three and six months ended June 30, 2025, the Company recorded $0 of interest expense on these promissory notes with ABI. During the three and six months ended June 30, 2024, the Company recorded $89 and $53, respectively, of interest expense on these promissory notes with ABI. As of both June 30, 2025 and December 31, 2024, accrued unpaid interest totaling $191 was included in accrued expenses in the condensed consolidated balance sheets.

Promissory Notes with Executive and Director

On December 29, 2023, the Company issued promissory notes to one of its executives and one of its former directors, in the principal amount of $176 and $124, respectively, for deferred bonuses. Amounts under the promissory notes plus accrued interest are due and payable on the earlier of (i) the closing of the Merger and (ii) June 29, 2025. These promissory notes accrued interest at 5% per annum until the maturity date and 7% thereafter. At the Closing Date, the Company paid $150 towards these promissory notes. As of both June 30, 2025 and December 31, 2024, $150 of principal was outstanding. Interest expense on these promissory notes totaled $2 and $4 for the three and six months ended June 30, 2025, respectively, included in interest expense in the condensed consolidated statement of operations. Interest expense on these promissory notes totaled $4 and $8 for the three and six months ended June 30, 2024, respectively, included in interest expense in the condensed consolidated statement of operations. Accrued interest on these promissory notes totaled $18 and $14 as of June 30, 2025 and December 31, 2024, respectively, included in accrued expenses in the condensed consolidated balance sheets.

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. These advances accrued interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, were due and payable on the earlier of (i) the closing of the Merger and (ii) November 20, 2024. At the Closing, the outstanding promissory notes of $1,997 were converted into 600,000 newly issued shares of common stock of the Company. Accrued unpaid interest on these promissory notes totaled $62 as of both June 30, 2025 and December 31, 2024, respectively, and is included in accrued expenses in the condensed consolidated balance sheets.

Pursuant to the terms of the promissory note from April 18, 2024, the Company agreed to cause to be issued to the executive a number of New Abpro stock options or warrants in an amount equal to the outstanding principal amount of such promissory note, subject to required approval by the New Abpro Board of Directors (“BOD”) and Compensation Committee and registration of such securities on Form S-8. On February 7, 2025, the Company issued 850,000 common stock warrants to an executive (the “Executive Warrants”). The Executive Warrants are exercisable at $3.33 per share with an expiration date of February 7, 2035. 425,000 of the Executive Warrants are exercisable on the issuance date, 200,000 warrants become exercisable on the one-year anniversary of the issuance date, and 225,000 warrants become exercisable on the two-year anniversary of the issuance date. The warrants were valued and immediately expensed at the issuance date as an additional interest expense related to the promissory note. The fair value of the Executive Warrants at the issuance date was determined using the Black-Scholes option pricing model based on the following assumptions: (a) fair value of common stock of $1.07 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.49%, and (e) expected life of 10 years. For the three and six months ended June 30, 2025, the Company recognized $0 and $714, respectively, of additional interest expense related to the Executive Warrants.

Promissory Note with ACAB Executive

On August 16, 2024, an executive at ACAB agreed to loan Legacy Abpro $103 under a promissory note (the “ACAB Executive Note”). The ACAB Executive Note did not accrue interest and the Company agreed to repay a total of $206 at the earlier of i) November 20, 2024, and ii) the closing of the Merger.

On November 21, 2024, the ACAB Executive Note was amended to clarify that it should have been between Legacy Abpro as borrower and ACAB as lender. Pursuant to the Severance Agreement (see Note 16), the liability to the ACAB executive was cancelled. According to the terms of the amended note, Legacy Abpro was to repay the principal amount of $103. The amended note did not bear interest and was payable upon demand on or before December 31, 2024. The note balance has not been repaid and was eliminated in consolidation at June 30, 2025 and December 31, 2024.

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

On November 14, 2024 (the “First Convertible Note Issuance Date”), pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “First Convertible Note”) with YA for $3,000 and received net proceeds of $2,755, net of the original issuance discount of 8% (the “Convertible Note Discount”).

On June 23, 2025 (the “Second Convertible Note Issuance Date”), pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “Second Convertible Note” and together with the First Convertible Note, the “Convertible Notes”) with YA for $2,000 and received net proceeds of $1,840, net of the Convertible Note Discount.

The Convertible Notes have a maturity date of November 13, 2025 (subject to earlier repayments based on Amortization Event described below) and bear a stated interest rate of 0% (or 18% upon the occurrence of an uncured Event of Default).

The Convertible Notes are convertible at the option of the holder at any time after the issuance dates based on the conversion price determined as the lower of (i) $11.50 per Common Share (the “Fixed Price”), or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price then in effect (the “Conversion Feature”). The Floor Price at the First Issuance Date was $1.154 per share calculated as 20% of the closing price of the Company’s stock on November 12, 2024. The Floor Price was adjusted downward to $0.19 on February 12, 2025 when the initial registration statement was declared effective by the SEC. On April 29, 2025, in accordance with the terms of the Convertible Promissory Note, the Company reduced the Floor Price down to $0.15 per share. The conversion is subject to the limitations including beneficial ownership limitation, principal market limitation and monthly conversion limits. If the Company, at any time while the Convertible Note is outstanding, shall issue any Common Shares (other than pursuant to the SEPA) for no consideration or for a price per share that is lower than the Fixed Price then in effect, the Fixed Price shall be reduced to equal the lowest price per share of such issuances.

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

The Convertible Notes are redeemable at the option of the Company if the volume-weighted-average price (“VWAP”) of the Company’s Common Stock is less than $11.50 which may be adjusted downward upon payment of stock dividend, stock split or reclassification, or if the Company issues common stock for no consideration or at a price lower than the then-effective Fixed Price.

Under the terms of the Convertible Notes, the Amortization Event occurs if i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Event”), (ii) unless the Company has obtained the approval from its stockholders for the issuance of shares pursuant to the transactions contemplated in the SEPA in excess of the Exchange Cap, the Company has issued in excess of 99% of the Common Shares available under the Exchange Cap (an “Exchange Cap Event”), or (iii) any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement entered into in relation to the SEPA), YA is unable to utilize a Registration Statement to resell Underlying Shares for a period of 10 consecutive trading days (a “Registration Event”). If at any time after the Issuance Date, and from time to time thereafter, an Amortization Event occurs, then the Company shall make monthly payments beginning on the 7th trading day after the Amortization Event Date and continuing on the same day of each successive month. Each monthly payment shall be in an amount equal to the sum of (i) $1,250 of principal in the aggregate among the Convertible Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) the payment premium equal to 5% of the Amortization Principal Amount, and (iii) accrued and unpaid interest hereunder as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event shall cease (with respect to any payment that has not yet come due) if any time after the Amortization Date (A) in the event of a Floor Price Event, on the date that is the 7th consecutive trading day that the daily VWAP is greater than the Floor Price then in effect, or the date that the Company reduces the Floor Price in accordance with the terms of this Note, (B) in the event of a Registration Event, the condition or event causing the Registration Event has been cured or the Holder is able to resell the Common Shares issuable upon conversion of this Note without limitations in accordance with Rule 144 under the Securities Act, or (C) in the event of an Exchange Cap Event, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/or the Exchange Cap no longer applies, unless a subsequent Amortization Event occurs. No Amortization Event occurred through June 30, 2025.

It was determined, in accordance with ASC 815, that the Conversion Feature is required to be bifurcated due to the adjustments to the settlement amount of this embedded feature that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares, and should be recorded as a liability (the “Embedded Derivative Liability”) at fair value with a corresponding amount recorded as a discount on the Convertible Notes. The Embedded Derivative Liability is marked to market at each reporting period end with any changes recorded in other income or expense. The fair value of the Embedded Derivative Liability associated with the First Convertible Note was estimated at $69 at the issuance date based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. The fair value of the Embedded Derivative Liability associated with the Second Convertible Note was estimated at $93 at the issuance date.

During the three months ended June 30, 2025, the First Convertible Note was fully converted at the option of YA into an aggregate of 15,419,428 shares of common stock. At each of the conversion dates, the Company valued the Embedded Derivative Liability associated with the converted principal amounts of the First Convertible Note based on the difference between the fair value of the shares of common stock issued upon conversion and the outstanding note balance, resulting in the total loss on the change in the fair value of the Embedded Derivative Liability of $592 for the three months ended June 30, 2025. The difference of $144 between (a) the carrying amount of the First Convertible Note and the fair value of the Embedded Derivative Liability at the conversion date, and (b) the fair value of the shares issued was recorded to other (expense) income as a loss on the settlement of the convertible notes.

The total discount resulting from the Convertible Note Discount and the bifurcation of the Embedded Derivative Liability at the issuance dates are amortized over the terms of the Convertible Notes through non-cash interest expense using the effective interest method. The non-cash interest expense related to the discount amortization was $57 and $133 for the three and six months ended June 30, 2025, respectively, and was included in interest expense in the condensed consolidated statement of operations.

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

The Company accounted for the SEPA Put Rights as an asset at fair value in accordance with the guidance in ASC 815, due to the adjustments to the settlement amount of this derivative instrument that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares. The fair value of the SEPA Put Rights was $13 and $188 as of June 30, 2025 and December 31, 2024, respectively.

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

In connection with the Merger, all previously issued and outstanding Convertible Preferred Stock was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by the exchange ratio of approximately 2.045, and the remaining amount was reclassified to additional paid-in capital.

Common and Preferred Stock

In connection with the Closing, the Company’s articles of incorporation were amended to designate two classes of stock; preferred and common stock. The articles of incorporation of New Abpro authorize 1,000,000 shares of preferred stock and 110,000,000 shares of common stock.

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of June 30, 2025 and December 31, 2024.

Warrants

As of both June 30, 2025 and December 31, 2024, there were 15,000,000 outstanding Public Warrants. The Public Warrants became exercisable 12 months from the closing of ACAB’s Initial Public Offering, which closed on January 19, 2022, and will expire five years from the Closing Date.

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

As of both June 30, 2025 and December 31, 2024, there were 13,850,000 Private Warrants, The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company valued the deemed dividend as the difference between the fair value of the warrants before and after the exercise price adjustment. The warrants were valued using the Black-Scholes option pricing model immediately before and after the modification using the following assumptions: (a) fair value of common stock of $1.78 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.09%, and (e) expected life of 4.9 years. The increase in the fair value of the warrants resulting from the exercise price adjustment was $10,177 and was reflected as a deemed dividend in the consolidated statements of operations during fiscal year 2024.

The 61,009 outstanding common stock warrants of Legacy Abpro (“Legacy Abpro Common Stock Warrants”) expired at the Closing Date.

On February 7, 2025, the Company issued 850,000 Executive Warrants (see Note 11).

The following presents information about warrants to purchase common stock outstanding as of June 30, 2025:

		Weighted-	Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Warrants	29,700,000	$3.82	4.5 years

No warrants were exercised during the six months ended June 30, 2025.

14.	Share-Based Compensation

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) became effective at the Closing Date. As of June 30, 2025, 6,240,773 shares of common stock were available for issuance under the 2024 Plan, which is equal to 10% of the number of shares of common stock of the Company following the Merger. The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors.

Under the 2024 Plan, the Company can grant non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards to eligible employees and nonemployees. Through June 30, 2025, the Company has not granted any awards under the 2024 Plan.

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

Stock Options

The summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2024	9,881,842	$1.71	5.4
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired/Cancelled	(2,929,108)	$1.66	-
Outstanding at June 30, 2025	6,952,734	$1.73	4.6
Exercisable at June 30, 2025	5,835,436	$1.73	4.8

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to various employees and directors under the 2014 Plan. These RSUs cliff vest on the first anniversary of the grant date. The fair value of the RSUs is determined based upon the fair value of the underlying common stock as of the grant date.

The summary of the Company’s restricted stock unit activity is as follows:

	Number	Weighted-Average	Weighted-Average
	of	Grant Date	Remaining
	Shares	Fair Value	Vesting Period
Outstanding at December 31, 2024	22,156	$1.63	0.2
Granted	—	—	—
Vested	(22,156)	1.63	—
Forfeited	—	—	—
Outstanding at June 30, 2025	—	$—	—

During the six months ended June 30, 2025, 22,156 RSUs vested in accordance with their terms, but the shares of common stock were not issued to the holders as of June 30, 2025. During the three and six months ended June 30, 2025, the Company recorded stock based compensation expense of $4 and $31, respectively, related to the vesting of these RSUs.

On October 22, 2024, the Company’s board of directors authorized the issuance of 300,000 RSUs (or approximately 613,467 RSUs as adjusted for the Merger closing based on the Exchange Ratio), that were not yet issued as of June 30, 2025. For the three and six months ended June 30, 2025, the Company recorded $206 and $410, respectively, in stock compensation expense related to these authorized RSUs. The total accrued expenses related to these authorized RSUs were $804 and $394 as of June 30, 2025 and December 31, 2024, respectively.

Stock-Based Compensation Expense

The summary of the recorded stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$8	$25	$18	$51
General and administrative	352	528	854	1,065
Total stock-based compensation	$360	$553	$872	$1,116

As of June 30, 2025, there was approximately $365 of unrecognized compensation cost related to unvested stock option awards that are expected to be recognized over a weighted-average period of 0.7 years. As of June 30, 2025, there was no unrecognized compensation cost related to unvested restricted stock awards.

15.	Employee Benefit Plan

The Company has a 401(k) retirement plan available to all eligible employees. During the three and six months ended June 30, 2025, the Company made $17 and $29 in matching contributions, respectively, to the plan. During the three and six months ended June 30, 2024, the Company made $36 and $72 in matching contributions, respectively, to the plan.

16.	Related Parties

The Company has certain accrued unpaid interest and promissory notes outstanding with ABI, a current director, and a former director. See Note 11.

On January 15, 2020, the Company entered into an agreement for various consulting services, as defined in the agreement, with a member of the Company’s Board of Directors. On January 1, 2023, the Company entered into a new consulting agreement with the same director, which superseded the agreement dated in January 2020. The agreement was terminated during the year ended December 31, 2024. During the three and six months ended June 30, 2025, the Company incurred $0 under this agreement. During the three and six months ended June 30, 2024, the Company incurred $83 and $146, respectively, under this agreement. As of both June 30, 2025 and December 31, 2024, the unpaid amount was $189.

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

On December 24, 2024, the Company made a payment of $574 to the Sponsor in accordance with the terms of the Merger Agreement.

On July 25, 2025, the Company signed the CEO Consulting Agreement (see Note 17) with BioCelsus International Inc., an entity wholly owned by the CEO.

17.	Subsequent Events

In July 2025, the Company entered into an arrangement with the landlord under which the Company agreed to vacate the leased office space in Woburn, MA by July 31, 2025. The Company paid all amounts due under the original lease agreement, which was set to expire in September 30, 2025 and no additional amounts are owed to the landlord as of the date of this agreement.

On July 24, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 1,500,000 shares of common stock at an aggregate net purchase price of $385.

On July 25, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 1,000,000 shares of common stock at an aggregate net purchase price of $299.

On August 5, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 240,082 shares of common stock at an aggregate net purchase price of $50.

In July 2025, the Second Convertible note was fully converted at the option of YA into an aggregate of 11,024,725 shares of common stock.

On July 25, 2025, in connection with a consulting agreement executed between the Company and the Chief Executive Officer (“CEO”)(the “CEO Consulting Agreement”), the Company issued 500,000 RSUs, which vest in three equal installments on March 3, 2026, March 3, 2027, and March 3, 2028. The term of the CEO Consulting Agreement commenced on March 3, 2025, the date the Company’s board of directors appointed the CEO, and shall remain in full force and effect until terminated by mutual written agreement between the Company and the CEO, or by sixty days’ prior written notice by either party. The Company will compensate the CEO with an annual base fee of $300,000, payable in bi-weekly installments. Under the terms of the CEO Consulting Agreement, the Company is obligated to make the payment equal to three times the fair market value of the CEO’s equity interests in the Company, if within 12 months of a change of control event (as defined in the CEO Consulting Agreement), the CEO is involuntarily terminated without cause or resigns for good reason.

In August 2025, the Company entered into a membership agreement for its office space in Burlington, MA. The agreement term begins on September 1, 2025 and ends on February 28, 2026, and provides for monthly membership fees of approximately $2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Annual Report”). In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to “New Abpro,” “we,” “us,” “our,” “the Company,” and other similar terms refer to Abpro Holdings, Inc. and its subsidiaries.

Overview

Abpro Holdings, Inc. and its subsidiaries (the “Company”) is a biotechnology company headquartered in Burlington, Massachusetts, dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease.

By leveraging our proprietary DiversImmune® and MultiMabTM antibody discovery and engineering platforms, we are developing a pipeline of antibodies, both independently and through collaborations with global pharmaceutical and research institutions.

Our two lead product candidates, ABP-102 and ABP-201, feature our next generation tetravalent antibody format, or TetraBi antibody format, which binds to two different targets with two distinct binding sites per target. ABP-102 is designed to redirect a patient’s immune system to fight cancer by engaging T cells through co-targeting human epidermal growth factor receptor 2, or HER2, and cluster of differentiation 3, or CD3, T-cell co-receptor. We plan initially to develop ABP-102 for difficult to treat HER2+ solid tumors, focusing on orphan indications. ABP-201 is designed to block blood vessel formation and normalize damaged vessels through co-targeting vascular endothelial growth factor, or VEGF, and angiopoietin-2, or ANG-2. We plan to develop ABP-201 to treat vascular disease of the eye, focusing on wet age-related macular degeneration (Wet AMD). We intend to follow these two lead product candidates with a broad pipeline of CD3-targeting T-cell engagers based on the differentiated format of ABP-102. We expect to initiate clinical trials for ABP-102 in the first half of 2026. The initiation of clinical trials for ABP-201 may depend on future funding availability.

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

Impact of Macroeconomic Events

The Company is subject to risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events. U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as the implementation of tariffs, inflation, the risk of a recession and ongoing conflicts in other countries. In addition, if equity and credit markets deteriorate, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following is a comparative discussion of our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change	%
Operating expenses:
Research and development	$313	$827	$(514)	-62%
General and administrative	1,948	1,513	435	29%
Total operating expenses	2,261	2,340	(79)	-3%
Loss from operations	(2,261)	(2,340)	79	-3%
Other expense, net	(723)	(100)	(623)	623%
Net loss	$(2,984)	$(2,440)	$(544)	-22%

Revenue

We did not generate revenue during either of the three month periods ended June 30, 2025 and 2024. Our ability to generate product revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials.

The following table summarizes our research and development expenses by product candidate and program for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
Research and development expenses	2025	2024
ABP-110	$11	$25
ABP-102	44	171
ABP-150	5	9
ABP-201	-	8
ABP-100	-	-
SARS-Co V-2 neutralizing antibody program	-	20
Unallocated research and development expenses	253	594
Total	$313	$827

Unallocated research and development expenses include engineering platform-related expenses that are not allocable to a specific product candidate or program, as well as stock-based compensation, other employee-related expenses that are not related to a specific product candidate or program, and facilities and depreciation expenses.

Research and development expenses decreased by $0.5 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to the majority of the personnel being on furlough since October 2024. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to restart our research and development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel not involved in research and development efforts, costs related to our directors, and senior advisors; professional service fees, including accounting and legal services and other consulting services. General and administrative expenses increased by $0.4 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase of approximately $1.0 million in costs of operating as a public company, including legal, accounting, and insurance expenses, partially offset by a decrease in payroll and related expenses of approximately $0.6 million as a result of the reduction in employee headcount.

Other Expense, Net

The net other expense increased by $0.6 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This change is primarily due to the loss of approximately $0.6 million on the change in the fair value of the embedded derivative liabilities during the three months ended June 30, 2025, the increase in interest expense of approximately $0.1 million primarily related to the convertible notes entered into in the fourth quarter of 2024, and the loss on the settlement of the convertible notes of approximately $0.1 million recognized during the three months ended June 30, 2025, offset by other income of $0.2 million during the three months ended June 30, 2025 related to extinguishment of accrued liabilities.

Comparison of Six Months Ended June 30, 2025 and 2024

The following is a comparative discussion of our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change	%
Operating expenses:
Research and development	$638	$1,827	$(1,189)	-65%
General and administrative	4,581	3,392	1,189	35%
Total operating expenses	5,219	5,219	-	0%
Loss from operations	(5,219)	(5,219)	-	0%
Other (expense) income, net	(1,652)	3,415	(5,067)	-148%
Net loss	$(6,871)	$(1,804)	$(5,067)	-281%

Revenue

We did not generate revenue during either of the six month periods ended June 30, 2025 and 2024. Our ability to generate product revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate and program for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
Research and development expenses	2025	2024
ABP-110	$21	$61
ABP-102	134	446
ABP-150	10	14
ABP-201	33	15
ABP-100	-	-
SARS-Co V-2 neutralizing antibody program	-	20
Unallocated research and development expenses	440	1,271
Total	$638	$1,827

Research and development expenses decreased by $1.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to the majority of the personnel being on furlough since October 2024. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to restart our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase of approximately $2.0 million in costs of operating as a public company, including legal, accounting, and insurance expenses, partially offset by a decrease in payroll and related expenses of approximately $0.8 million as a result of the reduction in employee headcount.

Other Income (Expense), Net

The other income (expense), net decreased by $5.3 million from $3.4 million of other income for the six months ended June 30, 2024 down to $1.9 million of other expense for the six months ended June 30, 2025. During the six months ended June 30, 2024 the Company recognized other income of approximately $3.5 million related to the reversal of the liability to one of the Company’s research and development providers, as this provider informed the Company they were not pursuing collection on this liability. The remaining change is due to the increase in interest expense of approximately $0.9 million, primarily related to the fair value of the warrants issued under the promissory note with an executive, the loss of approximately $0.6 million for the change in fair value of embedded derivative liabilities, and the loss of approximately $0.2 million for the change in fair value of the SEPA Put Rights asset during the six months ended June 30, 2025, offset by other income of $0.2 million during the three months ended June 30, 2025 related to extinguishment of accrued liabilities.

Liquidity, Capital Resources and Going Concern

To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through payments received in connection with collaboration and license agreements. Since our inception, we incurred significant recurring losses, including the net loss of $6.9 million and $1.8 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $123.0 million. We expect to incur operating losses in the foreseeable future.

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

On June 23, 2025, the Company received net proceeds of $1,840 from the Second Convertible Note pursuant to the SEPA (see Note 12 of the unaudited condensed consolidated financial statements). The Second Convertible Note has a maturity date of November 13, 2025 (subject to earlier repayments based on Amortization Event described in Note 12) and incur interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default). The Second Convertible Note was fully converted in July 2025 into 11,024,725 shares of Common stock.

On July 24, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 1,500,000 shares of common stock at an aggregate net purchase price of $385.

On July 25, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 1,000,000 shares of common stock at an aggregate net purchase price of $299.

On August 5, 2025, the Company issued the Advance Notice to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 240,082 shares of common stock at an aggregate net purchase price of $50.

As of June 30, 2025, the Company had cash of $2,014. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

Future Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, subsequent to the Closing of the Merger, we anticipate the significant general and administrative costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

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

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024	Change	%
Net cash used in operating activities	$(3,105)	$(4,218)	$1,113	-26%
Net cash used in investing activities	$-	$-	$-	0%
Net cash provided by financing activities	$2,142	$3,559	$(1,417)	-40%

Net cash used in operating activities for the six months ended June 30, 2025, decreased by $1.1 million as compared to the six months ended June 30, 2024. The decrease in cash used in operating activity is primarily due to the timing of payments, with approximately $1.3 million increase in accounts payable, partially offset by approximately $0.2 million increase in prepaid expenses for the six months ended June 30, 2025 as compared to the same period in the prior year.

Net cash provided by financing activities decreased by $1.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company received proceeds of $1.8 million from the issuance of convertible notes and proceeds of $0.5 million from a note payable for an insurance premium financing agreement. During the six months ended June 30, 2024, the Company received proceeds of $3.8 million from the issuance of notes payable to related parties, partially offset by approximately $0.2 million in merger related costs.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s principal executive and principal financial officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the quarter ended June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting

As described in Item 9.A Controls and Procedures of our Annual Report, management has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified material weaknesses in its internal controls related to the Company having inadequate segregation of duties over internal wire transfer authorization and access to bank accounts, inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting.

To address these material weaknesses, management, under the oversight of the audit committee, has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting:

●	The Company redesigned and implemented proper authorization procedures and access controls with respect to wire transfers and bank account access.

●	The Company is in the process of designing formal written policies and procedures regarding internal controls over financial reporting.

●	The Company is in the process of implementing enhanced review processes to ensure timely identification of appropriate accounting related to all contractual obligations and license agreements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Convertible Notes

On October 30, 2024, the Company and Abpro Corporation entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“YA”). Subject to the satisfaction of the conditions set forth in the SEPA, YA was to advance to the Company the aggregate principal amount of $5.0 million (the “Pre-Paid Advance”), which was to be evidenced by convertible promissory notes. The Pre-Paid Advance was to be funded in two tranches: (i) the first tranche, in the principal amount of $3.0 million, was advanced the first trading day following the Closing of the Merger, and (ii) the second and final tranche, in the principal amount of $2.0 million was to be advanced on the later of (a) the second trading day following the effectiveness of the initial registration statement filed pursuant to the registration rights agreement and (b) the second trading day receipt of the required shareholder approval to issue shares of the Company’s common stock in excess of the Exchange Cap (as defined in the SEPA).

On November 14, 2024, pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “First Convertible Note”) for $3.0 million, issued with an 8% original issue discount, and received net proceeds of approximately $2.8 million. On June 23, 2025, pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “Second Convertible Note”) and, together with the First Convertible Note the “Convertible Notes”) for $2.0 million, issued with an 8% original issue discount and received net proceeds of approximately $1.8 million. In the SEPA, YA represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Convertible Notes were issued and sold by the Company to YA in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

During the quarter ended June 30, 2025, the Company issued YA an aggregate of 15,419,428 shares of common stock in connection with the conversion of a portion of outstanding and unpaid balance of the Convertible Notes, in the aggregate amount of $3.0 million. In connection with the foregoing, the Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

10.1	Amendment No. 1 to Convertible Promissory Note, dated April 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2025).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABPRO HOLDINGS, INC.

Date: August 13, 2025	By:	/s/ Miles Suk
	Name:	Miles Suk
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)