Form 10-Q
period 2025-09-30
Abpro Holdings, Inc.
filed 2025-11-14
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

339-227-5961

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ABP	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $114.90	ABPWW	The Nasdaq Stock Market LLC

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

As of November 14, 2025, there were 2,716,278 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABPRO HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash	$328	$2,850
Accounts receivable	271	271
Prepaid expenses and other current assets	611	358
Forward purchase agreement asset	-	155
Restricted cash	15	142
Total current assets	1,225	3,776

Property and equipment, net	-	37
Right-of-use asset - operating lease	-	418
Security deposits	66	66
Patents, net	169	176
SEPA put rights asset	243	188
Total assets	$1,703	$4,661

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,724	$3,936
Accrued expenses	8,026	7,496
Excise taxes payable	4,401	4,401
Operating lease liability, current	-	456
Income taxes payable	-	366
Notes payable – related parties	147	147
Convertible notes	-	2,725
Embedded derivative liability	-	80
Total current liabilities	17,298	19,607

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 110,000,000 shares authorized; 2,672,222 and 1,727,192 shares issued, 2,672,222 and 1,694,414 shares outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Treasury stock, zero and 32,778 shares at September 30, 2025 and December 31, 2024, respectively, at cost	-	-
Additional paid-in capital	108,487	100,608
Accumulated deficit	(124,631)	(116,103)
Total Abpro Holdings, Inc.'s stockholders' deficit	(16,144)	(15,495)
Non-controlling interest	549	549
Total stockholders' deficit	(15,595)	(14,946)
Total liabilities and stockholders’ deficit	$1,703	$4,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Research and development services	$-	$183	$-	$183

Operating expenses:
Research and development	243	642	881	2,469
General and administrative	1,093	1,472	5,674	4,864
Total operating expenses	1,336	2,114	6,555	7,333

Loss from operations	(1,336)	(1,931)	(6,555)	(7,150)

Other (expense) income:
Other income	-	-	200	3,556
Change in fair value of forward purchase agreement asset	-	-	(23)	-
Change in fair value of SEPA put rights asset	230	-	55	-
Change in fair value of embedded derivative liability	(150)	-	(773)	-
Loss on settlement of convertible notes	(214)	-	(358)	-
Interest income	6	2	30	3
Interest expense	(193)	(164)	(1,104)	(306)
Total other (expense) income, net	(321)	(162)	(1,973)	3,253

Net loss	$(1,657)	$(2,093)	$(8,528)	$(3,897)

Net loss per share, basic and diluted	$(0.63)	$(3.27)	$(4.12)	$(6.09)

Weighted averages shares outstanding
Weighted average shares outstanding - basic and diluted	2,613,889	640,606	2,069,965	639,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands except share and per share data)

(unaudited)

	Series A Redeemable,		Series B		Series C		Series D		Series E		Series F		Total Convertible							Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	1,727,192	$-	(32,778)	$-	$100,608	$(116,103)	$(15,495)	$549	$(14,946)

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	-	-	-	-	-	-

Warrants issued to related party lender	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	714	-	714	-	714

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	308	-	308	-	308

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,887)	(3,887)	-	(3,887)

Balances, as of March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	1,732,192	-	(32,778)	-	101,630	(119,990)	(18,360)	549	(17,811)

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	154	-	154	-	154

Common stock issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	-	513,981	-	-	-	3,694	-	3,694	-	3,694

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,984)	(2,984)	-	(2,984)

Balances, as of June 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	2,246,173	-	(32,778)	-	105,478	(122,974)	(17,496)	549	(16,947)

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	78	-	78	-	78

Common stock issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	-	367,491	-	-	-	2,243	-	2,243	-	2,243

Issuance of Advance Shares, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	91,336	-	-	-	688	-	688	-	688

Cancellation of Treasury Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,778)	-	32,778	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,657)	(1,657)	-	(1,657)

Balances, as of September 30, 2025	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	2,672,222	$-	-	$-	$108,487	$(124,631)	$(16,144)	$549	$(15,595)

	Series A Redeemable,		Series B		Series C		Series D		Series E		Series F		Total Convertible							Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2023	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	646,044	$-	(7,006)	$(33)	$19,920	$(108,871)	$(88,984)	$549	$(88,435)

Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	639	-	-	-	-	-	-	-	-

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	563	-	563	-	563

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	636	636	-	636

Balances, as of March 31, 2024	3,938,098	1,795	1,281,402	1,401	4,101,409	14,949	2,679,397	17,622	6,756,246	29,841	1,136,049	9,991	75,599	646,683	-	(7,006)	(33)	20,483	(108,235)	(87,785)	549	(87,236)

Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	639	-	-	-	-	-	-	-	-

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	553	-	553	-	553

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,440)	(2,440)	-	(2,440)

Balances, as of June 30, 2024	3,938,098	1,795	1,281,402	1,401	4,101,409	14,949	2,679,397	17,622	6,756,246	29,841	1,136,049	9,991	75,599	647,322	-	(7,006)	(33)	21,036	(110,675)	(89,672)	549	(89,123)

Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	554	-	-	-	-	-	-	-	-

Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	415	-	415	-	415

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,093)	(2,093)	-	(2,093)

Balances, as of September 30, 2024	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	647,876	$-	(7,006)	$(33)	$21,451	$(112,768)	$(91,350)	$549	$(90,801)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share and per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(8,528)	$(3,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18	67
Share-based compensation	1,158	1,531
Amortization of operating lease right-of-use assets	418	408
Non-cash interest expense	854	53
Loss on settlement of convertible notes	358	-
Other income (see Note 2)	(200)	(3,556)
Amortization of debt discount	160	-
Change in fair value of forward purchase agreement asset	23	-
Change in fair value of SEPA put rights asset	(55)	-
Change in fair value of embedded derivative liability	773	-
Changes in operating assets and liabilities:
Accounts receivable	-	(183)
Prepaid expenses and other current assets	(257)	(93)
Accounts payable	787	325
Accrued expenses	(73)	551
Income taxes payable	(366)	-
Operating lease liability	(456)	(421)
Net cash used in operating activities	(5,386)	(5,215)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	26	-
Net cash provided by investing activities	26	-

Cash Flows from Financing Activities:
Proceeds from settlement of Forward Purchase Agreement	132	-
Proceeds from issuances of debt	1,840	4,877
Proceeds from issuance of Note payable	553	-
Payments on Note payable	(553)	-
Issuance of Advance Shares	739	-
Payment of offering costs	-	(365)
Repayment of finance lease liabilities	-	(17)
Net cash provided by financing activities	2,711	4,495

Net change in cash and restricted cash	(2,649)	(720)
Cash and restricted cash - beginning of period	2,992	861
Cash and restricted cash - end of period	$343	$141

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid	$21	$1
Issuance costs for Advance Shares included in accrued expenses	$51	$-
Fair value of common stock issued for services	$161	$-
Common stock issued in settlement of convertible notes and embedded derivative liability	$5,937	$-
Deferred offering costs included in accounts payable	$-	$575
Reclassification of residual value guarantees under finance lease to accrued expense	$-	$113

As reported within the unaudited condensed consolidated balance sheets:
Cash	$328	$1
Restricted cash	15	140
Total cash and restricted cash as presented in the balance sheet	$343	$141

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

On November 13, 2024 (the “Closing Date”), Atlantic Coastal Acquisition Corp. II (“ACAB”) consummated a merger (the “Merger”) pursuant to the terms of the Merger Agreement, dated as of December 11, 2023 (the “Merger Agreement”) by and among Abpro Corporation (“Legacy Abpro”), ACAB, and Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of ACAB prior to the Closing Date. Pursuant to the Merger Agreement, on the Closing Date, (i) ACAB changed its name to “Abpro Holdings, Inc.” (“New Abpro”), and (ii) Merger Sub merged with and into Legacy Abpro, with Legacy Abpro as the surviving company in the Merger (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). Shares of the New Abpro common stock commenced trading on the Nasdaq Global Market on November 14, 2024.

After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP, and under this method of accounting, ACAB was treated as the acquired company for financial reporting purposes and Legacy Abpro was treated as the acquirer. Operations prior to the Merger are those of Legacy Abpro. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement (see Note 3). The “Company” refers to Abpro Holdings, Inc. and its subsidiaries, including Abpro Corporation, prior to and subsequent to the Merger. Legacy Abpro is the accounting acquirer in the Merger and, as such, the condensed consolidated financial statements for the three months and nine months ended September 30, 2024 present operations of Legacy Abpro prior to the Merger Date.

Refer to Note 3 — Merger for further details of the Merger.

Reverse Stock Split

On October 16 , 2025, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”), which became effective on October 31, 2025 (the “Effective Time”), to effect a one-for-thirty (1:30) reverse stock split (the “Reverse Stock Split”), of the shares of the Company’s common stock, par value $0.0001 per share. The Reverse Stock Split was approved by the Company’s stockholders at the 2025 annual meeting of the stockholders on October 10, 2025. The Company’s common stock began trading on a reverse stock split-adjusted basis upon market opening on November 3, 2025.

As a result of the Reverse Stock Split, every 30 shares of issued and outstanding common stock will be automatically combined into one (1) issued and outstanding share of common stock, without any change in the par value per share. No fractional shares will be issued as a result of the Reverse Stock Split. Instead, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the Reverse Stock Split ratio will be entitled to receive an additional fraction of a share of common stock to round up to the next whole share.

All of the Company’s historical share and per share information related to issued and outstanding common stock, restricted stock units, and options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1:30 reverse stock split.

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

Going Concern

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Through September 30, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the issuance of shares under SEPA (see Notes 11 and 16), as well as from the Merger and the PIPE Financing (see Note 3), and to a lesser extent, payments received in connection with collaboration and license agreements.

As of September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $124,631 and $116,103, respectively. The Company’s net loss was $1,657 and $8,528 for the three and nine months ended September 30, 2025, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.  Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. The letter stated that the Company had 180 calendar days, or until September 29, 2025, to regain compliance.

On April 10, 2025, the Company received two letters from the Staff of Nasdaq. One letter (the “MVPHS Notice”) indicated that based upon Nasdaq’s review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days prior to the date of the MVPHS Notice, the Company no longer meets the requirements of Nasdaq Listing Rule 5450(b)(2)(C), which requires listed securities to maintain a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”). The second letter notified the Company that from February 20, 2025, to April 9, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). Each letter stated that the Company had 180 calendar days, or until October 7, 2025, to regain compliance.

On September 30, 2025, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the Minimum Bid Price Requirement during the compliance period. Accordingly, the Company timely requested a hearing before the appeal panel (the “Panel”), which stayed the suspension of the Company’s securities with Nasdaq pending the Panel’s decision or any extension of time provided by the Panel to regain compliance.

On October 14, 2025, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that it had not regained compliance with either the MVPHS Requirement or the MVLS Requirement during the compliance period.

The Hearing was held on October 30, 2025. During the Hearing, the Company presented its plans to regain compliance with the Minimum Bid Price Requirement, the MVPHS Requirement and the MVLS Requirement. On November 10, 2025, the Company received a decision letter from the Panel granting the Company’s request for continued listing on The Nasdaq Stock Market, subject to the Company’s strict adherence to certain interim deadlines and conditions. The Panel will maintain jurisdiction over the Company’s listing through March 30, 2026, and may reconsider the terms of the exception or delist the Company if it fails to meet any of the imposed deadlines or becomes deficient with any listing rule during this period. There can be no assurance that the Company will be able to meet the conditions imposed by the Panel or regain and maintain compliance with Nasdaq’s listing requirements. Failure to do so may result in the delisting of the Company’s securities from Nasdaq.

On June 23, 2025, the Company received net proceeds of $1,840 from the Second Convertible Note pursuant to the SEPA (see Note 11).

In July and August 2025, the Company issued three Advance Notices to YA (see Note 11) in accordance with the terms of the SEPA, under which YA purchased from the Company 91,336 common stock shares, raising $688 in total net proceeds.

As of September 30, 2025, the Company had cash of $328. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries, Abpro Corporation and AbMed Corporation (“AbMed”). All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no material impact on the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include stock-based compensation expense, the fair value of derivative instruments, the fair value of options and warrants, pre-clinical and clinical accrued expenses, the valuation and realizability of deferred tax assets, and the ability to continue as a going concern. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations for the three months and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three months and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

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

Non-controlling Interest

The Company holds an 82% ownership interest in its consolidated subsidiary, AbMed. Non-controlling interest represents the portion of net book value in AbMed that is not owned by the Company and is reported as a component in stockholders’ equity on the condensed consolidated balance sheets. The Company bears all the operating costs of AbMed. Upon an event of default by the Company or upon a liquidation of AbMed, the non-controlling interest holder has the right to put its interest in AbMed to the Company. The amount to be paid under the redemption option is equal to $2.00 per share for each preferred share of AbMed stock held by the non-controlling interest holder plus all accrued and unpaid dividends thereon. The Company has not allocated any losses to the noncontrolling interests given that the preferred shares held by the non-controlling interest holder have no contractual obligations to share in the losses of AbMed. There were no operating activities in AbMed during the nine month periods ending September 30, 2025 and 2024.

Net Loss Per Share

The Company follows the two-class method to compute basic and diluted net loss per share attributable to common stockholders when shares meet the definition of participating securities. Series A, Series B, Series C, Series D, Series E and Series F preferred stock (see Note 12), which were outstanding prior to the Closing Date, met the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. During periods of loss, there is no allocation required under the two-class method due to there being no distributed earnings for the period coupled with the fact that the Company’s Series A, Series B, Series C, Series D, Series E and Series F preferred stock do not contain a contractual right to absorb losses. Thus, all undistributed losses were allocated entirely to the Company’s outstanding common stock for all periods presented.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless the inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share were the same all periods presented.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive:

	September 30,
	2025	2024
Convertible Preferred Stock	-	662,921
Warrants	990,000	4,159
Stock options	222,635	345,164
Unvested restricted stock units	16,667	1,292
Total	1,229,302	1,013,536

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

On November 13, 2024, Merger Sub, a wholly-owned subsidiary of ACAB, merged with Legacy Abpro, with Legacy Abpro surviving as a wholly-owned subsidiary of ACAB. At the effective time of the Merger:

●	each outstanding share of Legacy Abpro common stock was converted into approximately 0.068 shares of the Company’s common stock;

●	each outstanding share of preferred stock of Legacy Abpro was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 0.068; and

●	each outstanding option or warrant to purchase Legacy Abpro common stock was converted into an option or warrant, as applicable, to purchase a number of shares of the Company’s common stock equal to the number of shares of Legacy Abpro common stock subject to such option or warrant multiplied by approximately 0.068, at an exercise price per share equal to the current exercise price per share for such option or warrant divided by approximately 0.068; in each case, rounded down to the nearest whole share.

In addition, at the Closing Date, 6,744,550 shares of Series A common stock and 1 share of Series B common stock of ACAB, on a pre-split basis, automatically converted into shares of the Company’s common stock, on a one-for-one basis.

Former holders of the Legacy Abpro common stock and Legacy Abpro preferred stock are eligible to receive up to 483,333 additional shares of the Company’s common stock (“Contingent Earnout Shares”) if, within five calendar years after the closing of the Merger, the volume weighted average price of shares of the Company’s Common Stock on Nasdaq, or any other national securities exchange on which the shares of the Company’s Common Stock are then traded (“VWAP”) meets or exceeds three-tier target prices defined in the agreement.

At the Closing Date, the Company issued an aggregate of 112,247 shares of the Company’s common stock (the “PIPE Shares”) in a private placement for the total consideration of $11,225 (the “PIPE Financing”). Out of the total PIPE Shares, 20,749 shares were issued to Abpro Bio International, Inc. (“ABI”), a significant investor in Legacy Abpro’s Series E and F convertible preferred stock, pursuant to the terms of a subscription agreement dated August 22, 2024 with ABI (the “Abpro Bio Subscription Agreement”) for an aggregate purchase price of $6,225, of which $4,225 was used to repay the balance due by Legacy Abpro to ABI under the promissory note agreement (see Note 10) and the remainder of $2,000 in cash. In addition, pursuant to the Abpro Bio Subscription Agreement, ABI received an aggregate of 41,498 shares of New Abpro common stock reserved for use in the PIPE Financing or to obtain capital for ACAB or the surviving company, as defined in the Merger Agreement (the “Incentive Shares”). The Company also issued 16,667 common stock shares of New Abpro to Celltrion, Inc., a company organized and existing under the laws of South Korea (“Celltrion”), pursuant to the terms of a subscription agreement dated August 22, 2024 with Celltrion (“Celltrion”) (the “Celltrion Subscription Agreement”, together with the “Abpro Bio Subscription Agreement”, collectively the “PIPE Subscription Agreements”) for an aggregate purchase price of $5,000. In addition, Celltrion received an aggregate of 33,333 Incentive Shares.

Pursuant to the terms of the Merger Agreement, at the Closing Date, ACAB’s sponsor, Atlantic Coastal Management II LLC (the “Sponsor”) received 20,020 shares of New Abpro common stock in lieu of repayment of $2,000 of Unpaid SPAC Expenses (as defined in the Merger Agreement) owed to the Sponsor as a result of advances made by the Sponsor to ACAB. This settlement was related to the ACAB liabilities incurred prior to the Merger and had no financial impact on the Company’s December 31, 2024 consolidated financial statements.

At the Closing, and in accordance with the Sponsor Letter Agreement entered into on December 11, 2023, as amended, the Sponsor transferred 32,778 common shares to Legacy Abpro and 32,778 shares to ABI, and 32,215 shares were forfeited. The shares transferred to ABI for no consideration were accounted for as a recapitalization with no impact on the December 31, 2024 consolidated financial statements. The Sponsor also transferred 6,667 shares to one of ACAB’s financial advisors for the services provided prior to the Closing Date. The shares transferred to Legacy Abpro were deemed to be repurchased by the Company for no consideration and included in treasury stock as of the Closing Date. These treasury stock shares were retired on September 24, 2025.

In addition, at the Closing, the Company issued 36,095 common stock shares to various service providers, of which 1,095 shares were issued to an investment advisor in the PIPE Financing and the remaining 35,000 shares of common stock were issued in settlement of ACAB’s liabilities for the services provided by various legal and investment advisors prior to the Closing Date. The issuance of these shares, related to the services provided to ACAB prior to the Merger which were expensed on the books of ACAB, had no financial impact on the Company’s December 31, 2024 consolidated financial statements.

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Merger was as follows:

Shares
Common stock of ACAB, net of redemptions	7,033
ACAB Founder Shares, less of forfeitures and transfers	126,076
New Abpro shares issued to PIPE investors	112,247
New Abpro shares issued to service providers	42,762
New Abpro shares issued in Merger to Legacy Abpro stockholders	1,304,107
New Abpro shares transferred to investors	72,285
New Abpro shares issued to settle the promissory note with executive	20,000
Total shares of common stock outstanding immediately after Merger	1,684,510

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

The Company received $5,700 in proceeds from the Merger and related PIPE Financing, net of ACAB transaction costs settled at the Closing. The Company incurred $2,100 in transaction costs and $900 in issuance costs related to the PIPE Financing, consisting of banking, legal, investment advisory and other professional fees, of which were recorded as a reduction of proceeds to additional paid-in capital. At the Closing Date, Legacy Abpro assumed $6,600 of net liabilities, including tax liabilities and legal fees, of ACAB. As of September 30, 2025, the ACAB liabilities were $5,300, of which $900 was included in accrued expenses and $4,400 in excise tax payable. As of December 31, 2024, the ACAB liabilities were $5,800, of which $1,000 was included in accrued expenses, $4,400 in excise tax payable and $400 in income tax payable.

In February 2025, the Company issued 5,000 shares of common stock to Roth Capital Partners (“Roth”) as an additional payment for the services provided under the engagement letter dated July 17, 2024 between Roth and ACAB, which provided for an adjustment to their fees in shares based on the trading price of the Company’s common stock. The issuance had zero impact on the September 30, 2025 condensed consolidated financial statements as the fees to Roth were deemed to be related to the Merger and were recorded as a both an increase and reduction to additional paid-in capital.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued salaries and wages	$2,033	$1,549
Accrued professional fees	1,121	1,273
Accrued license fees	3,300	3,300
Accrued interest	273	267
Board of Directors compensation	285	242
Other accrued expenses	1,014	865
Total accrued expenses	$8,026	$7,496

5.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2025	2024
Assets:
Forward purchase agreement asset (Note 9)	3	$-	$155
SEPA put rights asset (Note 11)	3	243	188
Liabilities:
Embedded derivative liability (Note 11)	3	$-	$80

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

December 31,
2024
Stock price	$53.70
Risk-free interest rate	4.4%
Expected term (in years)	0.1
Expected volatility	98%
Expected dividend yield	0%

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

	September 30,	December 31,
	2025	2024
Stock price	$6.72	$53.70
Risk-free interest rate	3.7 – 4.1%	4.2%
Exercise price	$6.45	$51.60
Expected term (in years)	0.1 - 1.2	1 - 2
Expected volatility	100%	93-99%
Expected dividend yield	0%	0%
Number of shares under each advance notice	26,667	1,883

The fair value of the embedded derivative feature was $0 as of September 30, 2025 and estimated to be $80 as of December 31, 2024, based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. As of December 31, 2024, the assumptions incorporated into the valuation model included the stock price of $53.70, the estimated future price per share of $61.80 (derived using Monte Carlo Simulation), the expected volatility of 99%, the risk-free rate of 4.18% and the term of 0.9 years.

The fair values of the Embedded Derivative Liability associated with the conversion of the First and Second Convertible Notes (see Note 11) of $703 and $243, respectively, were based on the difference between the fair value of the common stock shares issued upon conversion and the outstanding note balance at the conversion date.

The changes in the fair value of Level 3 financial assets and liabilities for the nine months ended September 30, 2025 are as follows:

	Forward Purchase Agreement Asset	SEPA Put Rights Asset	Embedded Derivative Liabilities
Fair value as of January 1, 2025	$155	$188	$80
Initial measurement at the issuance date (see Note 11)	-	-	93
Settlement	(132)	-	(946)
Change in fair value	(23)	55	773

Fair value as of September 30, 2025	$-	$243	$-

6.	License and Collaboration Agreements

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

The Company was eligible to receive up to an aggregate of $405,000 of non-refundable milestone payments from NJCTTQ upon achieving certain development, regulatory approval, and commercialization and sales milestones for each unique licensed antibody or product in NJCTTQ Territory. The Company agreed to pay NJCTTQ up to an aggregate of $5,000 in nonrefundable amounts upon achieving of a regulatory milestone in the Company’s territory, which includes all other countries other than the NJCTTQ Territory. No milestones have been reached through the expiration of this agreement in January 2024, no products were sold by NJCTTQ, and no related revenue amounts have been recorded in the condensed consolidated financial statements.

The Company and NJCTTQ agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. The agreement remains unrenewed as of September 30, 2025 after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5,000 regulatory milestone payable to NJCTTQ based on commercial approval in the Company’s territory, as described above, will continue to apply. Through September 30, 2025, no products were sold by NJCTTQ or the Company under the NJCTTQ agreement and no regulatory milestones were achieved by the Company in the Company’s territory.

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

Under the ABP-201 agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. ABI is committed to pay the Company up to $56,500 in milestone payments upon achieving certain research and development events, up to $485,000 in milestone payments based on annual net sales per each licensed product, and a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by ABI, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. No milestones have been reached through September 30, 2025, no products were sold by ABI, and no related revenue amounts have been recorded in the condensed consolidated financial statements.

Celltrion Collaboration and License Agreement

In September 2022, the Company entered into an exclusive collaboration and license agreement with Celltrion, as amended in October 2024 in connection with the execution of the Celltrion Subscription Agreement (the “Amended Celltrion Agreement”). Under the Amended Celltrion Agreement, the Company granted to Celltrion a worldwide exclusive license under specified patent rights to develop, make, have made, import, export, use, have used, sell and have sold certain of its proprietary ABP-102 bispecific antibodies. The License Agreement also provides that the Company is to perform certain preclinical in vitro studies. The License Agreement will remain in effect for so long as ABP-102 is being developed or commercialized anywhere in the world. Celltrion may terminate the license agreement at any time by providing six months prior written notice to the Company.

Celltrion is committed to pay the Company up to $10,000 under the Original Celltrion Agreement and $6,000 under the Amended Celltrion Agreement in milestone payments upon granting the license and achieving certain research and development events, and up to $1,750,000 in milestone payments based on annual net sales per each licensed product. The proceeds from commercialization are subject to a 50/50 profit split. Amounts that may be paid by third-party collaborators, for example upfronts, milestones and/or royalty payments from territorial commercialization partners, are also subject to a 50/50 split. Following commercial approval of ABP-102, the Company has agreed to reimburse Celltrion 87.5% under the Original Celltrion Agreement and 250% under the Amended Celltrion Agreement of its direct and certain indirect costs and expenses incurred through first commercial sale. Under the Original Celltrion Agreement, Celltrion is entitled to offset amounts otherwise due to us under the agreement until our share of these costs has been paid back; provided that the Company is entitled to a minimum 25% (or 50% under the Amended Celltrion Agreement) of profit from commercial sales and from third-party collaborators regardless of the amount of unreimbursed development costs outstanding (and then 50% once the reimbursement has been made in full).

The first milestone of $2,000 was achieved upon granting the license at the collaboration effective date, as defined in the Celltrion Agreement, in December 2022, received in January 2023 and recognized in revenue prior to December 31, 2023.

During the three and nine months ended September 30, 2025 and 2024, the Company recognized no revenue in connection with this arrangement.

Milestone Payments. The Company is entitled to development milestones under the Celltrion Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals. Except for the first milestone of $2,000 achieved in 2022, no other milestone payments were earned through September 30, 2025. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of collaboration revenues in the period of adjustment.

Profit Splits. As the license is deemed to be the predominant item to which profit splits relate, the Company will recognize revenue when the related sales or third-party collaborator income occur. No profit split revenue has been recognized from inception through September 30, 2025.

7.	Commitments under Research and Collaboration Agreements

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

Under the MedImmune License Agreement, the Company agreed to pay milestone and royalty payments, including up to $244,000 in milestone payments, which are comprised of $14,000 upon meeting certain clinical development milestones, $80,000 upon achieving certain regulatory events and $150,000 upon meeting certain worldwide commercial sales thresholds; and tiered high-single to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis. No milestones have been reached and no products were sold by the Company through September 30, 2025.

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

Pursuant to the NCI agreement and amendments, the Company agreed to pay low single-digit royalties based on net sales of licensed products as well as milestone payments of up to $3,995 due upon achievement of clinical and regulatory milestones, and up to $12,000 milestone payments due upon achievement of commercial milestones. No milestones have been reached and no products were sold by the Company through September 30, 2025.

The Company also has to pay the guaranteed annual minimum royalties of $25 starting on the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). During each of the three months ended September 30, 2025 and 2024, the Company incurred $6, in minimum royalty payments, included in research and development expenses. During each of the nine months ended September 30, 2025 and 2024, the Company incurred $19, in minimum royalty payments, included in research and development expenses. Under the amendment entered into in March 2020, the Company is also liable for the extension royalties of $225 payable under this agreement which were rescheduled to become due in several installments starting in March 2022. As of both September 30, 2025 and December 31, 2024, the accrued extension royalties were $200, included in accrued expenses on the condensed consolidated balance sheets.

The Company also agreed to reimburse patent costs for all documented out of pocket associated with the preparation, filing, prosecution and maintenance of patent rights. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses related to the patent costs reimbursements.

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

During the three and nine months ended September 30, 2025 and 2024, development activities under the Mabwell collaboration agreement were immaterial to the condensed consolidated financial statements. No milestones have been reached and no products were sold under the Mabwell License Agreement through September 30, 2025.

In March 2025, the Company received a draft of a termination agreement from Mabwell which outlines Mabwell’s claim for the total payment of $3,300 under certain development milestones asserting that these development milestones were achieved by the Company during 2021. The Company does not believe that a liability under the milestone related provisions invoked by Mabwell was triggered and is planning to engage in discussion with Mabwell about the validity of their claim. This liability of $3,300 is included in accrued expenses in the condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

MSK License Agreement

In March 2017, the Company entered into an exclusive license agreement with Memorial Sloan Kettering Cancer Center (the “MSK License Agreement”), pursuant to which the Company received an exclusive, royalty-bearing, worldwide license under specified patent rights to make, use and sell certain of MSK’s proprietary Her2-huOKT3 bispecific antibodies. The agreement was amended on March 31, 2017, March 31, 2018, and January 1, 2020. Unless earlier terminated in accordance with its terms, the agreement was to remain in effect on a country-by-country basis until the expiration of the last royalty term in such country as to be determined by the launch of products based on MSK antibodies. On September 19, 2023, MSK License Agreement was terminated by MSK due to the Company’s failure to make the payments for the patent costs reimbursements discussed below.

Under the MSK License Agreement, as amended, the Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. The Company was committed to pay MSK up to $10,500 in milestone payments upon achieving certain research and development and commercialization events or within a certain number of months of the effective date, up to $30,000 in milestone payments based on net sales, and tiered mid-single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration with guaranteed annual minimum royalties between $20 and $30 depending on certain development events. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any minimum royalties or any milestone payments under this agreement. As of both September 30, 2025 and December 31, 2024, the accrued minimum royalty and milestone payments were $790, included in accounts payable in the condensed consolidated financial statements.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any patent reimbursement costs. As of both September 30, 2025 and December 31, 2024, the liabilities for the patent costs reimbursements were $273, included in accrued expenses.

As of both September 30, 2025 and December 31, 2024, the accrued liabilities for the unpaid interest on the outstanding minimum royalty and milestone payments due to MSK were $169, included in accrued expenses. The company has ceased accruing further interest as a result of the termination of the MSK License Agreement. See Note 8 for discussion of the June 2023 demand letter.

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

Under the VAZYME License Agreement, the Company agreed to use commercially reasonable efforts to reach certain research and development, and commercialization milestones for such antibodies. The Company also agreed to pay $200 to VAZYME at the effective date of the agreement. The Company is committed to pay VAZYME up to $11,100 in milestone payments upon achieving certain research and development events, up to $70,000 in milestone payments based on annual net sales, and tiered low single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration. No milestones in the VAZYME License Agreement have been reached through September 30, 2025.

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

For the three and nine months Ended September 30, 2025 and 2024, the Company did not incur any expenses related to the VAZYME License Agreement. As of both September 30, 2025 and December 31, 2024, the accrued liabilities under this agreement were $200, included in accounts payable in the condensed consolidated financial statements.

8.	Commitments and Contingencies

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

On September 12, 2023, a contract research organization (“CRO”) vendor filed a lawsuit against the Company based on the Company’s failure to make certain installments pursuant to a settlement agreement entered into with this vendor on January 23, 2023. Under the settlement agreement, the Company agreed to pay a total of $1,644 to the vendor, with $600 due 5 business days after the settlement effective date and ten monthly installments, approximately $104 each, starting in February 2023. The Company made the upfront payment and the first four monthly installments for a total of $1,016 but failed to make the monthly installment payments due after May 2023. On January 24, 2024, the Company received endorsement on motion for default judgment which requested the Company to pay approximately $700 to the CRO vendor. During the three and nine months ended September 30, 2025, the Company accrued an additional $21 and $63 in interest, respectively, included in interest expense. As of September 30, 2025 and December 31, 2024, the outstanding balance under this settlement agreement was $848 and $785, respectively. These amounts were included in accounts payable and accrued expenses in the condensed consolidated financial statements.

In addition to the lawsuit from a CRO vendor above, the Company accrued $325 as of both September 30, 2025 and December 31, 2024 related to disputed invoices with vendors.

In June 2023, the Company received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,230 for the services performed under the MSK License Agreement (see Note 7). The corresponding liability is included in accrued expenses in the condensed consolidated financial statements as of both September 30, 2025 and December 31, 2024.

The MedImmune License Agreement (see Note 7) provides for a research plan with target dates for an IND application (July 2021) and Phase II commencement (December 2022). These target dates were not met, which gives MedImmune (now AstraZeneca) a termination right. The Company does not expect a material impact on our business if MedImmune/AstraZeneca terminates this agreement. This license was originally entered into in connection with the development of ABP-200, which the Company is no longer developing. The Company believes that it does not need the intellectual property licensed under that agreement for the development and eventual commercialization of ABP-201 or any of its other programs.

On June 17, 2025, the Company received a complaint from a former director asserting that the Company owes the former director a total of $748 for consulting fees, bonuses, and for unpaid promissory note principal and interest. The principal and interest on the promissory note were $176 and $9, respectively, as of September 30, 2025 and December 31, 2024 (see Note 10). The remaining liability of $560 was included in accrued expenses in the condensed consolidated financial statements as of September 30, 2025. On November 10, 2025, the Suffolk Superior Court in Massachusetts issued a preliminary injunction prohibiting the transfer of the Company’s assets outside the ordinary course of business. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss, beyond the amount already accrued above.

On October 22, 2025, the Company received a demand for payment from Integral Molecular, Inc. in the amount of approximately $182. The Company is currently in negotiations to settle this claim.

On October 23, 2025, the Company received a demand for payment from Brookline Capital Markets, a division of Arcadia Securities LLC, in the amount of $140. The Company is currently in negotiations to settle this claim.

Non-Redemption Agreement

On November 5, 2024, Legacy Abpro and ACAB entered into a non-redemption agreement (the “Non-Redemption Agreement”), with Sandia Investment Management LP on behalf of certain funds, investors, entities or accounts for which it or its affiliates acts as manager, sponsor or advisor (the “NRA Investors”). Pursuant to such Non-Redemption Agreement, each NRA Investor agreed to rescind or reverse any previously submitted redemption demand of the common stock of the Company held or to be acquired by such NRA Investor (the “NRA Investor Shares”) up to 4,145 shares of common stock in the aggregate.

At the Closing Date, the NRA Investors reversed redemption demands with respect to 11,043 Series A Common stock shares (pre-split) of ACAB. Pursuant to the Non-Redemption Agreement, upon consummation of the Merger, the Company had to pay to the NRA Investors a payment equal to the number of NRA Investor Shares multiplied by the redemption price, minus the number of NRA Investor Shares multiplied by $9.00 (pre-split). As of September 30, 2025 and December 31, 2024, the Company owed NRA Investors $26, based on the redemption price of $340.80 at the Closing Date.

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

In March 2025, the Company received the letter from the IRS, requesting to set up a meeting with the Company to discuss the unsettled tax matters of ACAB and referencing $4,401 amount owed in relation to the 2023 excise taxes, of which $210 was in interest and penalties (the “IRS Letter”). The Company believes that the excise tax liability in the IRS Letter is overstated as compared to the amounts in ACAB’s filed tax return for the year ended December 31, 2023. Pending further discussions with the IRS, the Company recorded the excess of $1,268 over the Company’s estimate of $3,133 (inclusive of interest and penalties) as the additional excise tax liability assumed from ACAB at the Closing Date. As of September 30, 2025, the Company recorded the excess of $946 over the Company’s estimate of $3,455 (inclusive of interest and penalties) as the additional excise tax liability. As a result, management has not accrued any further interest or penalties on this amount.

9.	Forward Purchase Agreement

On November 7, 2024, ACAB and Legacy Abpro entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement” or “Transaction”) with YA (the “Seller”) to which a maximum of up to 16,667 common stock shares were subject to the Transaction. At the Closing Date, the Seller purchased 3,333 shares from third parties (“Recycled Shares”), pursuant to the pricing date notice dated November 12, 2024, and paid approximately $1,100 (the “Prepayment Amount”) to the redeeming shareholders. Pursuant to the terms of the Forward Purchase Agreement, at the Closing Date, the Company remitted the Prepayment Amount into an escrow account for the benefit of the Seller.

On January 28, 2025, YA elected to effect an Optional Early Termination (as described in the Forward Purchase Agreement) with respect to all 3,333 shares subject to the Forward Purchase Agreement which terminated the agreement as a whole. YA paid the Company the Early Termination Obligation in the aggregate amount of $132.

The Forward Purchase Agreement was accounted for at fair value as an asset in accordance with the guidance in ASC Topic 815 Derivatives and Hedging (“ASC 815”), with subsequent changes in the fair value recorded in profits and losses. The fair value of the Forward Purchase Agreement asset was $494, $155 and $132 as of November 13, 2024, December 31, 2024 and the settlement date, respectively. The Company recorded losses on the change in the fair value of $0 and $23 in other (expense) income for the three and nine months ended September 30, 2025, respectively.

10.	Notes Payable

Note Payable

In January 2025, the Company entered into an insurance premium financing agreement and borrowed a total principal amount of $553. The note bore an annual interest rate of 7.74% and matured in September 2025. The interest expense on the note amounted to $21 for the nine months ended September 30, 2025. The note was paid in full prior to September 30, 2025.

Notes Payable – Related Parties

Promissory Note with ABI

On October 18, 2023, the Company entered into a promissory note agreement with ABI, a significant investor in the Company, to receive up to $6,000. The promissory note accrued interest at a rate of 5% per annum on the principal amount of each installment from the installment funding date until the maturity date and at a rate of 7% per annum after the maturity date if any amounts then remain outstanding. The “Maturity Date” was defined in the agreement as the earlier of (i) eighteen months from the funding date and (ii) the successful closing of the Merger. On August 22, 2024, ACAB entered into the Abpro Bio Subscription Agreement (see Note 3) with ABI, pursuant to which ABI purchased 20,749 shares of the Company’s common stock, concurrently with the closing of the Merger at a price of $300.00 per share, for an aggregate purchase price of $6,225, of which $4,225 was paid through the conversion of the balance due by the Company to ABI under the promissory note agreement and the remainder of $2,000 in cash. In addition, ABI received an aggregate of 41,498 Incentive Shares.

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

As of both September 30, 2025 and December 31, 2024, the outstanding principal balances under the promissory notes with ABI was $0. During both the three and nine months ended September 30, 2025, the Company recorded $0 of interest expense on these promissory notes with ABI. During the three and nine months ended September 30, 2024, the Company recorded $53 and $142, respectively, of interest expense on these promissory notes with ABI. As of both September 30, 2025 and December 31, 2024, accrued interest totaling $191 was included in accrued expenses in the condensed consolidated balance sheets.

Promissory Notes with Executive and Director

On December 29, 2023, the Company issued promissory notes to one of its executives and one of its directors, in the principal amount of $176 and $124, respectively, for deferred bonuses. Amounts under the promissory notes plus accrued interest are due and payable on the earlier of (i) the closing of the Merger and (ii) June 29, 2025. These promissory notes accrued interest at 5% per annum until the maturity date and 7% thereafter. At the Closing Date, the Company paid $150 towards these promissory notes. As of both September 30, 2025 and December 31, 2024, $150 of principal was outstanding. Interest expense on these promissory notes totaled $2 and $6 for the three and nine months ended September 30, 2025, respectively, included in interest expense in the condensed consolidated statement of operations. Interest expense on these promissory notes totaled $4 and $11 for the three and nine months ended September 30, 2024, respectively, included in interest expense in the condensed consolidated statement of operations. Accrued interest on these promissory notes totaled $20 and $14 as of September 30, 2025 and December 31, 2024, respectively, included in accrued expenses in the condensed consolidated balance sheets.

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. These advances accrued interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, were due and payable on the earlier of (i) the closing of the Merger and (ii) November 20, 2024. At the Closing, the outstanding promissory notes of $1,997 were converted into 20,000 newly issued common stock shares. Accrued interest on these promissory notes totaled $62 as of both September 30, 2025 and December 31, 2024, respectively, included in accrued expenses in the condensed consolidated balance sheets.

Pursuant to the terms of the promissory note from April 18, 2024, the Company agreed to cause to be issued to the executive a number of New Abpro stock options or warrants in an amount equal to the outstanding principal amount of such promissory note, subject to required approval by the New Abpro Board of Directors (“BOD”) and Compensation Committee and registration of such securities on Form S-8. On February 7, 2025, the Company issued 28,333 common stock warrants to the executive (the “Executive Warrants”). The Executive Warrants are exercisable at $99.90 per share and bear an expiration date of February 7, 2035. 14,166 of the Executive Warrants are exercisable on the issuance date, 6,667 warrants become exercisable on the one-year anniversary of the issuance date, and 7,500 warrants become exercisable on the two-year anniversary of the issuance date. The warrants were fair valued and immediately expensed at the issuance date as an additional interest expense related to the promissory note. The fair value of the Executive Warrants at the issuance date was determined using the Black-Scholes option pricing model based on the following assumptions: (a) fair value of common stock of $32.10 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.49%, and (e) expected life of 10 years. For the three and nine months ended September 30, 2025, the Company recognized $0 and $714, respectively, of additional interest expense related to the Executive Warrants.

Promissory Note with ACAB Executive

On August 16, 2024, an executive at ACAB agreed to loan Legacy Abpro $103 under a promissory note (the “ACAB Executive Note”). The ACAB Executive Note did not accrue interest and the Company agreed to repay a total of $206 at the earlier of i) November 20, 2024, and ii) the closing of the Merger.

On November 21, 2024, the ACAB Executive Note was amended to clarify that it should have been between Legacy Abpro as borrower and ACAB as lender. Pursuant to the Severance Agreement (see Note 15), the liability to the ACAB executive was cancelled. According to the terms of the amended note, Legacy Abpro was to repay the principal amount of $103. The amended note did not bear interest and was payable upon demand on or before December 31, 2024. The note balance has not been repaid and was eliminated in consolidation at September 30, 2025 and December 31, 2024.

11.	Standby Equity Purchase Agreement

Convertible Notes

On October 30, 2024, Legacy Abpro and ACAB entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“YA”).

Subject to the satisfaction of the conditions set forth in the SEPA, YA committed to advance to the Company the aggregate principal amount of up to $5,000 (the “Pre-Paid Advance”), which shall be evidenced by convertible promissory notes (each a “Convertible Note”). On November 14, 2024, the Company received the first Pre-Paid Advance and entered into a Convertible Note (defined below). The second Pre-Paid Advance was to be in a principal amount of $2,000 and advanced on the later of (i) the second trading day after the initial registration statement filed pursuant to the Registration Rights Agreement (as defined below) becomes effective and (ii) the second trading day after the required shareholder approval to issue shares of the post-combination Company’s common stock in excess of 20% of the Company’s outstanding shares pursuant to Nasdaq Rules (the “Exchange Cap”) has been obtained. At the special meeting of stockholders held on April 8, 2025, the Company obtained stockholder approval for the issuance of shares over the Exchange Cap.

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

The Convertible Notes have a maturity date of November 13, 2025 (subject to earlier repayments based on Amortization Event described below) and incur interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default).

The Convertible Notes are convertible at the option of the holder at any time after the issuance dates based on the conversion price determined as the lower of (i) $345.00 per Common Share (the “Fixed Price”), or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price then in effect (the “Conversion Feature”). The Floor Price at the First Issuance Date was $34.62 per share calculated as 20% of the closing price of the Company’s stock on November 12, 2024. The Floor Price was adjusted downward to $5.70 per share on February 12, 2025 when the initial registration statement was declared effective by the SEC. On April 29, 2025, in accordance with the terms of the Convertible Promissory Note, the Company reduced the Floor Price down to $4.50 per share. The conversion is subject to the limitations including beneficial ownership limitation, principal market limitation and monthly conversion limits. If the Company, at any time while the Convertible Note is outstanding, shall issue any Common Shares (other than pursuant to the SEPA) for no consideration or for a price per share that is lower than the Fixed Price then in effect, the Fixed Price shall be reduced to equal the lowest price per share of such issuances.

On April 20, 2025, the Company entered into an amendment to SEPA with YA, pursuant to which, the definition of the conversion price was amended to state that the Fixed Price should be adjusted (downwards only) to equal the VWAP of the Common Shares over the three (3) Trading Days immediately preceding the 20th Trading Day following the Issuance Date if such price is lower than the initial Fixed Price. As a result, at the amendment date, the Fixed Price was reset down to $50.40 per share.

The Convertible Notes were redeemable at the option of the Company if the volume-weighted-average price (“VWAP”) of the Company’s Common Stock was less than $345.00 which may be adjusted downward upon payment of stock dividend, stock split or reclassification, or if the Company issued common stock for no consideration or at a price lower than the then-effective Fixed Price.

Under the terms of the Convertible Notes, the Amortization Event was to be occur if i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Event”), (ii) unless the Company has obtained the approval from its stockholders for the issuance of shares pursuant to the transactions contemplated in the SEPA in excess of the Exchange Cap, the Company has issued in excess of 99% of the Common Shares available under the Exchange Cap (an “Exchange Cap Event”), or (iii) any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement entered into in relation to the SEPA), YA was unable to utilize a Registration Statement to resell Underlying Shares for a period of 10 consecutive trading days (a “Registration Event”). If at any time after the Issuance Date, and from time to time thereafter, an Amortization Event was to occur, then the Company had to make monthly payments beginning on the 7th trading day after the Amortization Event Date and continuing on the same day of each successive month. Each monthly payment had to be in an amount equal to the sum of (i) $1,250 of principal in the aggregate among the Convertible Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) the payment premium equal to 5% of the Amortization Principal Amount, and (iii) accrued and unpaid interest hereunder as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event was to be cease (with respect to any payment that has not yet come due) if any time after the Amortization Date (A) in the event of a Floor Price Event, on the date that was the 7th consecutive trading day that the daily VWAP was greater than the Floor Price then in effect, or the date that the Company reduces the Floor Price in accordance with the terms of this Note, (B) in the event of a Registration Event, the condition or event causing the Registration Event has been cured or the Holder was able to resell the Common Shares issuable upon conversion of this Note without limitations in accordance with Rule 144 under the Securities Act, or (C) in the event of an Exchange Cap Event, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/or the Exchange Cap no longer applied, unless a subsequent Amortization Event occurs. No Amortization Events occurred from the Note Issuance Dates through the date the Convertible Notes were converted into common stock shares as discussed below.

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

During the second quarter of 2025, the First Convertible note was fully converted at the option of YA into an aggregate of 513,981 Common stock shares. During the third quarter of 2025, the Second Convertible note was fully converted at the option of YA into an aggregate of 367,491 Common stock shares. At each of the conversion dates, the Company calculated the fair value of the Embedded Derivative Liability associated with the converted portion of the Convertible Note based on the difference between the fair value of the common stock shares issued upon conversion and the outstanding note balance, resulting in the total loss on the change in the fair value of $150 and $773 for the three and nine months ended September 30, 2025. The difference between (a) the carrying amount of the First Convertible Note and the fair value of the related Embedded Derivative Liability at the conversion date, and (b) the fair value of the shares issued was $144 and was recorded to other (expense) income as a loss on the settlement of the convertible notes during the second quarter of 2025. The difference between (a) the carrying amount of the Second Convertible Note and the fair value of the related Embedded Derivative Liability at the conversion date, and (b) the fair value of the shares issued was $214 and was recorded to other (expense) income as a loss on the settlement of the convertible notes during the third quarter of 2025.

The total discount resulting from the Convertible Note Discount and the bifurcation of the Embedded Derivative Liability at the issuance dates was amortized over the terms of the Convertible Notes through non-cash interest expense using the effective interest method. The non-cash interest expense related to the discount amortization was $27 and $160 for the three and nine months ended September 30, 2025, respectively, and was included in interest expense in the condensed consolidated statement of operations.

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

For as long as there was an outstanding balance under a Convertible Note, YA had the right, but not the obligation, by delivery to the Company of Investor Notices (as defined in the SEPA), to cause an Advance Notice to be deemed delivered by YA, which triggers the issuance and sale of Advance Shares to YA, subject to terms and conditions as specified in the SEPA.

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

The Company accounted for the SEPA Put Rights as an asset at fair value in accordance with the guidance in ASC 815, due to the adjustments to the settlement amount of this derivative instrument that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares. The fair value of the SEPA Put Rights was $243 and $188 as of September 30, 2025 and December 31, 2024, respectively.

As consideration for YA’s commitment to purchase shares of common stock, upon execution of the SEPA, the Company engaged to remit YA the commitment fee of $500. In December 2024, the Company issued to YA 9,905 shares of common stock in settlement of the commitment fee obligation. The fair value of the shares issued to YA was $327 at their issuance date and the difference of $173 was recorded as a gain on extinguishment of accrued liabilities in the fourth quarter of 2024. The excess of the fair value of the SEPA Put Rights above the commitment fee at the issuance date of $1,051 was included in the change in fair value of SEPA Put Rights in the consolidated statement of operations in the fourth quarter of 2024.

In July and August 2025, the Company issued three Advance Notices to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 91,336 common stock shares, raising $688 in total net proceeds.

12.	Stockholders’ Equity

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

In connection with the Merger, all previously issued and outstanding Convertible Preferred Stock was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by the exchange ratio of approximately 0.068, and the remaining amount was reclassified to additional paid-in capital.

Common and Preferred Stock

In connection with the Closing, the Company’s articles of incorporation were amended to designate two classes of stock; preferred and common stock. The articles of incorporation of New Abpro authorize 1,000,000 shares of preferred stock and 110,000,000 shares of common stock.

The Company’s Amended and Restated Certificate of Incorporation (and Certificate of Amendment, as referenced in Note 1) provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of September 30, 2025 and December 31, 2024.

Warrants

As of both September 30, 2025 and December 31, 2024, there were 500,000 outstanding Public Warrants. The Public Warrants became exercisable 12 months from the closing of ACAB’s Initial Public Offering, which closed on January 19, 2022, and will expire five years from the Closing Date.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.30 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Series A common stock equals or exceeds $540.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three trading days before the Company sends the notice of redemption to the warrant holders (the “Redemption Trigger”). In November 2024, the Redemption Trigger was adjusted to $179.70, as further described below.

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

As of both September 30, 2025 and December 31, 2024, there were 461,667 Private Warrants, The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In addition, if (x) the Company were to issue additional shares of common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Merger at an issue price or effective issue price of less than $276.00 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represented more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Merger on the date of the completion of a Merger (net of redemptions), and (z) the volume weighted average trading price of the Company’s Series A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Merger (such price, the “Market Value”) was below $276.00 per share, the exercise price of the warrants would be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $540.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price (the “Down Round Feature”).

In November 2024, the “Down Round Feature” was triggered and the exercise price of the Public and Private Warrants was adjusted down to $114.90 and the per share Redemption Trigger was adjusted down to $179.70 based on the Newly Issued Price of $99.90. The Company accounted for the change in fair value of the Public and Private Warrants triggered by the down round as a deemed dividend under the guidance in ASC 260-10-25-1 related to financial instruments that include a down round feature.

The Company valued the deemed dividend as the difference between the fair value of the warrants before and after the exercise price adjustment. The warrants were valued using the Black-Scholes option pricing model immediately before and after the modification using the following assumptions: (a) fair value of common stock of $53.40 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.09%, and (e) expected life of 4.9 years. The increase in the fair value of the warrants resulting from the exercise price adjustment was $10,177 and was reflected as a deemed dividend in the consolidated statements of operations for the fourth quarter of 2024.

The 2,034 outstanding common stock warrants of Legacy Abpro (“Legacy Abpro Common Stock Warrants”) expired at the Closing Date.

On February 7, 2025, the Company issued 28,333 Executive Warrants (see Note 10).

The following presents information about warrants to purchase common stock outstanding as of September 30, 2025:

		Weighted-	Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Warrants	990,000	$114.60	4.3 years

No warrants were exercised during the nine months ended September 30, 2025.

13.	Share-Based Compensation

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) became effective at the Closing Date. As of September 30, 2025, 183,279 shares of common stock were available for issuance under the 2024 Plan, which is equal to 10% of the number of shares of common stock of the Company following the Merger. The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors.

Under the 2024 Plan, the Company can grant non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards to eligible employees and nonemployees. In July 2025, the Company granted 8,080 options with the weighted average fair value of the option of $6.90, to the directors and 16,667 RSUs to the Company’s Chief Executive Officer under the 2024 Plan. The stock options granted to directors vest in full in November 2025. The RSUs granted to the CEO vest in three equal installments on each anniversary of March 3, 2025. The contractual term of the stock options and RSUs is ten years. The fair value of the RSUs is determined based upon the fair value of the underlying common stock as of the grant date.

The fair value of the options issued during the three months ended September 30, 2025 was determined using the Black-Scholes option pricing model based on the following assumptions: (a) fair value of common stock of $9.45 per share, (b) expected volatility of 92.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 3.95%, and (e) expected term of 5.2 years.

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) of Legacy Abpro was expired as of the Closing Date, in accordance with its original terms. As a result of the expiration, no further awards may be granted under the 2014 Plan. All awards previously granted and outstanding as of the effective date of the Merger, which totaled 166,858 options, were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms (see Note 3). Stock options granted to employees and directors typically vest over four years. Stock options granted to non-employees typically vest immediately at the grant date. The maximum contractual term of the stock options is ten years.

The Company granted restricted stock units (“RSUs”) to various employees and directors under the 2014 Plan. These RSUs cliff vest on the first anniversary of the grant date. The fair value of the RSUs is determined based upon the fair value of the underlying common stock as of the grant date.

Stock Options

The summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2024	329,395	$51.30	5.4
Granted	8,080	9.60	10
Exercised	-	-	-
Forfeited/Expired/Cancelled	(114,840)	50.39	-
Outstanding at September 30, 2025	222,635	$50.28	4.4
Exercisable at September 30, 2025	180,146	$51.85	4.4

Restricted Stock Units

The summary of the Company’s restricted stock unit activity is as follows:

	Number	Weighted- Average	Weighted- Average
	of	Grant Date	Remaining
	Shares	Fair Value	Vesting Period
Unvested at December 31, 2024	739	$48.90	0.2
Granted	16,667	9.60	2.6
Vested	(142)	48.90	—
Forfeited/Expired/Cancelled	(597)	48.90	—
Unvested at September 30, 2025	16,667	$9.60	2.4

During the nine months ended September 30, 2025, 142 RSUs vested in accordance with their terms, but the shares of common stock were not issued to the holders as of September 30, 2025.

On October 22, 2024, the Company’s board of directors authorized the issuance of 10,000 RSUs (or approximately 20,449 RSUs as adjusted for the Merger closing based on the Exchange Ratio), that were not yet issued as of September 30, 2025. For the three and nine months ended September 30, 2025, the Company recorded $208 and $618, respectively, in stock compensation expense related to these authorized RSUs. The total accrued expenses related to these authorized RSUs were $1,012 and $394 as of September 30, 2025 and December 31, 2024, respectively.

Stock-Based Compensation Expense

The summary of the recorded stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development	$4	$11	$22	$62
General and administrative	282	404	1,136	1,469
Total stock-based compensation	$286	$415	$1,158	$1,531

As of September 30, 2025, there was approximately $192 of unrecognized compensation cost related to unvested stock option awards that are expected to be recognized over a weighted-average period of 0.4 years. As of September 30, 2025, there was approximately $127 of unrecognized compensation related to unvested restricted stock awards that are expected to be recognized over a weighted-average period of 1.3 years.

14.	Employee Benefit Plan

The Company has a 401(k) retirement plan available to all eligible employees. During the three and nine months ended September 30, 2025, the Company made $6 and $35 in matching contributions, respectively, to the plan. During the three and nine months ended September 30, 2024, the Company made $29 and $101 in matching contributions, respectively, to the plan.

15.	Related Parties

The Company has certain promissory notes outstanding with executives and directors as of September 30, 2025. See Note 10.

On January 15, 2020, the Company entered into an agreement for various consulting services, as defined in the agreement, with a member of the Company’s Board of Directors. On January 1, 2023, the Company entered into a new consulting agreement with the same director, which superseded the agreement dated in January 2020. The agreement was terminated during the year ended December 31, 2024. During the three and nine months ended September 30, 2025, the Company incurred $0 under this agreement. During the three and nine months ended September 30, 2024, the Company incurred $0 and $146, respectively, under this agreement. As of both September 30, 2025 and December 31, 2024, the unpaid amount was $189.

On April 18, 2024, the Company entered into a promissory note agreement with an executive to receive, as amended, for up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. See Note 10.

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

On July 25, 2025, in connection with a consulting agreement executed between the Company and the Chief Executive Officer (“CEO”)(the “CEO Consulting Agreement”), the Company issued 16,667 RSUs, which vest in three equal installments on March 3, 2026, March 3, 2027, and March 3, 2028. The term of the CEO Consulting Agreement commenced on March 3, 2025, the date the Company’s board of directors appointed the CEO, and shall remain in full force and effect until terminated by mutual written agreement between the Company and the CEO, or by sixty days’ prior written notice by either party. The Company will compensate the CEO with an annual base fee of $300,000, payable in bi-weekly installments. Under the terms of the CEO Consulting Agreement, the Company is obligated to make the payment equal to three times the fair market value of the CEO’s equity interests in the Company, if within 12 months of a change of control event (as defined in the CEO Consulting Agreement), the CEO is involuntarily terminated without cause or resigns for good reason.

16.	Subsequent Events

On October 1, 2025, the Company issued 32,778 shares of common stock with the aggregate net purchase price of $211 under an Advance Notice to YA in accordance with the terms of the SEPA.

On November 7, 2025, the Company issued 11,217 shares of common stock with the aggregate net purchase price of $59 under an Advance Notice to YA in accordance with the terms of the SEPA.

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

Merger

On November 13, 2024 (the “Closing Date”), Atlantic Coastal Acquisition Corp. II (“ACAB”) consummated a merger (the “Merger”) pursuant to the terms of the Merger Agreement, dated as of December 11, 2023 (the “Merger Agreement”) by and among Abpro Corporation (“Legacy Abpro”), ACAB, and Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of ACAB prior to the Closing. Pursuant to the Merger Agreement, on the Closing Date, (i) ACAB changed its name to “Abpro Holdings, Inc.” (“New Abpro”), and (ii) Merger Sub merged with and into Legacy Abpro, with Legacy Abpro as the surviving company in the Merger (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. Shares of the New Abpro commenced trading on the Nasdaq Global Market on November 14, 2024.

In addition, certain investors purchased an aggregate of 112,247 shares of Common Stock in a private placement that closed concurrently with the Closing for an aggregate purchase price of $11.2 million (the “PIPE Financing”). Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing conflicts in Ukraine, and Israel, and economic challenges have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, the effects of the Russian sanctions, the conflict between Israel and Hamas, geopolitical tensions, record inflation, or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in this Quarterly Report.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following is a comparative discussion of our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change	%
Revenue:
Research and development services	$-	$183	$(183)	-100%
Total revenue	-	183	(183)	-100%
Operating expenses:
Research and development	243	642	(399)	-62%
General and administrative	1,093	1,472	(379)	-26%
Total operating expenses	1,336	2,114	(778)	-37%
Loss from operations	(1,336)	(1,931)	595	-31%
Other (expense) income, net	(321)	(162)	(159)	-98%
Net loss	$(1,657)	$(2,093)	$436	21%

Revenue

Our research and development services revenue decreased by $0.2 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to the revenue earned from the research and development services performed for Celltrion related to ABP-102 development. No such research and development services revenue was earned during the three months ended September 30, 2025. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials.

The following table summarizes our research and development expenses by product candidate and program for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
Research and development expenses	2025	2024
ABP-110	$7	$35
ABP-102	46	264
ABP-150	4	5
ABP-201	27	6
ABP-100	-	-
SARS-Co V-2 neutralizing antibody program	-	-
Unallocated research and development expenses	159	332
Total	$243	$642

Unallocated research and development expenses include engineering platform-related expenses that are not allocable to a specific product candidate or program, as well as stock-based compensation, other employee- related expenses that are not related to a specific product candidate or program, and facilities and depreciation expenses.

Research and development expenses decreased by $0.4 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to the majority of the personnel being on furlough since October 2024. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to restart our research and development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel not involved in research and development efforts, costs related to our directors, and senior advisors; professional service fees, including accounting and legal services and other consulting services. General and administrative expenses decreased by $0.4 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to the decrease in payroll and related expenses of approximately $0.5 million as a result of the reduction in employee headcount, and $0.2 million decrease in lease expenses as a result of the downsizing of the Company’s headquarters. This decrease was partially offset by the increase of approximately $0.3 million in costs of operating as a public company, including legal, accounting, and insurance expenses.

Other Income (Expense), Net

The net balance in other income (expense) increased by $0.2 million of other expense for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This change is primarily due to $0.2 million loss on the settlement of convertible notes and $0.2 million loss on the change in fair value of embedded derivative liability, partially offset by $0.2 million gain on the change in the fair value of the SEPA asset.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following is a comparative discussion of our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change	%
Revenue:
Research and development services	$-	$183	$(183)	-100%
Total revenue	-	183	(183)	-100%
Operating expenses:
Research and development	881	2,469	(1,588)	-64%
General and administrative	5,674	4,864	810	17%
Total operating expenses	6,555	7,333	(778)	-11%
Loss from operations	(6,555)	(7,150)	595	-8%
Other (expense) income, net	(1,973)	3,253	(5,226)	-161%
Net loss	$(8,528)	$(3,897)	$(4,631)	-119%

Revenue

Our research and development services revenue decreased by $0.2 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to the revenue earned from the research and development services performed for Celltrion related to ABP-102 development. No such research and development services revenue was earned during the nine months ended September 30, 2025. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate and program for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
Research and development expenses	2025	2024
ABP-110	$28	$96
ABP-102	180	710
ABP-150	14	19
ABP-201	37	21
ABP-100	-	-
SARS-Co V-2 neutralizing antibody program	-	20
Unallocated research and development expenses	622	1,603
Total	$881	$2,469

Research and development expenses decreased by $1.6 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the majority of the personnel being on furlough since October 2024. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to restart our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase of approximately $2.4 million in costs of operating as a public company, including legal, accounting, and insurance expenses, partially offset by a decrease in payroll and related expenses of approximately $1.6 million as a result of the progressive reduction in employee headcount between the closing date of the Merger through September 30, 2025.

Other Income (Expense), Net

The net balance in other income (expense) decreased by $5.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This change is primarily due to other income recognized during the nine months ended September 30, 2024 of approximately $3.5 million related to the reversal of the liability to one of the Company’s research and development providers, as this provider informed the Company they were not pursuing collection on this liability. The remaining decrease is related to the increase in interest expense of approximately $0.8 million, primarily related to the fair value of the warrants issued under the promissory note with an executive, the loss of approximately $0.8 million for the change in fair value of embedded derivative liabilities, and $0.4 million loss on the settlement of the convertible notes during the nine months ended September 30, 2025.

Liquidity, Capital Resources and Going Concern

To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through payments received in connection with collaboration and license agreements. Since our inception, we incurred significant recurring losses, including a net loss of $8.5 million and $3.9 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $124.6 million. We expect to incur operating losses in the foreseeable future.

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.  Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. The letter stated that the Company had 180 calendar days, or until September 29, 2025, to regain compliance.

On April 10, 2025, the Company received two letters from the Staff of Nasdaq. One letter (the “MVPHS Notice”) indicated that based upon Nasdaq’s review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days prior to the date of the MVPHS Notice, the Company no longer meets the requirements of Nasdaq Listing Rule 5450(b)(2)(C), which requires listed securities to maintain a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”). The second letter notified the Company that from February 20, 2025, to April 9, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). Each letter stated that the Company had 180 calendar days, or until October 7, 2025, to regain compliance.

On September 30, 2025, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the Minimum Bid Price Requirement during the compliance period. Accordingly, the Company timely requested a hearing before the appeal panel (the “Panel”), which stayed the suspension of the Company’s securities with Nasdaq pending the Panel’s decision or any extension of time provided by the Panel to regain compliance.

On October 14, 2025, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that it had not regained compliance with either the MVPHS Requirement or the MVLS Requirement during the compliance period.

The Hearing was held on October 30, 2025. During the Hearing, the Company presented its plans to regain compliance with the Minimum Bid Price Requirement, the MVPHS Requirement and the MVLS Requirement. On November 10, 2025, the Company received a decision letter from the Panel granting the Company’s request for continued listing on The Nasdaq Stock Market, subject to the Company’s strict adherence to certain interim deadlines and conditions. The Panel will maintain jurisdiction over the Company’s listing through March 30, 2026, and may reconsider the terms of the exception or delist the Company if it fails to meet any of the imposed deadlines or becomes deficient with any listing rule during this period. There can be no assurance that the Company will be able to meet the conditions imposed by the Panel or regain and maintain compliance with Nasdaq’s listing requirements. Failure to do so may result in the delisting of the Company’s securities from Nasdaq.

On June 23, 2025, the Company received net proceeds of $1,840 from the Second Convertible Note pursuant to the SEPA.

In July and August 2025, the Company issued three Advance Notices to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 91,336 common stock shares, raising $688 in total net proceeds.

As of September 30, 2025, the Company had cash of $328. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are issued. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to seek financing for our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders and the rights of the stockholders of the combined organization following the Closing of the merger. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change	%
Net cash used in operating activities	$(5,386)	$(5,215)	$(171)	3%
Net cash provided by investing activities	$26	$-	$26	0%
Net cash provided by financing activities	$2,711	$4,495	$(1,784)	-40%

Net cash used in operating activities for the nine months ended September 30, 2025, decreased by $0.2 million as compared to the nine months ended September 30, 2024. The increase in cash used in operating activity is primarily due to the timing of payments of operating expense, with approximately $0.2 million increase in prepaid expenses for the nine months ended September 30, 2025.

Net cash provided by financing activities decreased by $1.8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company received net proceeds of $1.9 million from the issuance of debt and proceeds of $0.1 million from the settlement of the Forward Purchase Agreement and proceeds of $0.7 million from the issuance of Advance Shares. During the nine months ended September 30, 2024, the Company received proceeds of $4.9 million from the issuance of notes payable to related parties, which were partially offset by the payments of $0.4 million in offering costs and a less than $0.1 million remaining payment on finance lease liabilities.

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

Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the quarter ended September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Such material weaknesses will not be remediated until the Company’s remediation plan has been fully implemented, and as such, the Company has concluded that its internal controls are operating effectively for a sufficient period of time.

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

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.  Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. The letter stated that the Company had 180 calendar days, or until September 29, 2025, to regain compliance.

On April 10, 2025, the Company received two letters from the Staff of Nasdaq. One letter (the “MVPHS Notice”) indicated that based upon Nasdaq’s review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days prior to the date of the MVPHS Notice, the Company no longer meets the requirements of Nasdaq Listing Rule 5450(b)(2)(C), which requires listed securities to maintain a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”). The second letter notified the Company that from February 20, 2025, to April 9, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). Each letter stated that the Company had 180 calendar days, or until October 7, 2025, to regain compliance.

On September 30, 2025, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the Minimum Bid Price Requirement during the compliance period. Accordingly, the Company timely requested a hearing before the appeal panel (the “Panel”), which stayed the suspension of the Company’s securities with Nasdaq pending the Panel’s decision or any extension of time provided by the Panel to regain compliance.

On October 14, 2025, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that it had not regained compliance with either the MVPHS Requirement or the MVLS Requirement during the compliance period.

The Hearing was held on October 30, 2025. During the Hearing, the Company presented its plans to regain compliance with the Minimum Bid Price Requirement, the MVPHS Requirement and the MVLS Requirement. On November 10, 2025, the Company received a decision letter from the Panel granting the Company’s request for continued listing on The Nasdaq Stock Market, subject to the Company’s strict adherence to certain interim deadlines and conditions. The Panel will maintain jurisdiction over the Company’s listing through March 30, 2026, and may reconsider the terms of the exception or delist the Company if it fails to meet any of the imposed deadlines or becomes deficient with any listing rule during this period. There can be no assurance that the Company will be able to meet the conditions imposed by the Panel or regain and maintain compliance with Nasdaq’s listing requirements. Failure to do so may result in the delisting of the Company’s securities from Nasdaq.

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

Shares Issued Pursuant to SEPA

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

On November 14, 2024, pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “First Convertible Note”) for $3.0 million, issued with an 8% original issue discount, and received net proceeds of approximately $2.8 million. On June 23, 2025, pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “Second Convertible Note” and, together with the First Convertible Note the “Convertible Notes”) for $2.0 million, issued with an 8% original issue discount and received net proceeds of approximately $1.8 million.

The Company has the right, but not the obligation, to issue shares of its Common Stock pursuant to the SEPA to YA (“Advance Shares”, and such issuance and sale, an “Advance”) and YA shall subscribe for and purchase from the Company such Advance Shares, through written notice by the Company to YA (an “Advance Notice”), provided (i) no balance is outstanding under the Convertible Notes, or (ii) if there is a balance outstanding under a Convertible Note, an Amortization Event (as defined in the Convertible Note), has occurred in accordance with and subject to the terms of the SEPA.

During the quarter ended September 30, 2025, the Company issued YA an aggregate of 367,491 shares of common stock in connection with the conversion of a portion of outstanding and unpaid balance of the Convertible Notes, in the aggregate amount of approximately $2.2 million. During the quarter ended September 30, 2025, the Company issued YA an aggregate of 91,336 shares of common stock pursuant to Advance Notices and received approximately $0.8 million in net proceeds from the sales of Advance Shares. In connection with the foregoing, the Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABPRO HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Miles Suk
	Name:	Miles Suk
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)