Form 10-K
period 2025-12-31
Abpro Holdings, Inc.
filed 2026-04-15
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41224

ABPRO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Summit Drive, Burlington, Massachusetts 01803

(339) 227-5961

(Address of principal executive offices, including zip code, and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ABPO	Delisted from Nasdaq; trading on OTC Pink Ltd. tier as of February 23, 2026
Warrants to purchase Common Stock	ABPWW	Delisted from Nasdaq; trading on OTC Pink Ltd. tier as of February 23, 2026

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $9.3 million based on the last reported sale price of Common Stock on Nasdaq.

As of March 30, 2026, there were 5,896,048 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders, if filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K, or such Part III information will be provided in an amendment filed on Form 10-K/A within 120 days after December 31, 2025.

EXPLANATORY NOTE

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

Unless otherwise indicated or the context otherwise requires, references in this Annual Report to “Abpro Holdings,” “New Abpro,” “we,” “us,” “our,” “the Company,” and other similar terms refer to Abpro Holdings, Inc. and its consolidated subsidiaries following the Merger.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, ACAB was treated as the acquired company for financial reporting purposes and Legacy Abpro was treated as the acquirer. Accordingly, the consolidated financial statements of the Company reflect the historical financial statements of Legacy Abpro as the accounting predecessor entity, combined with the net assets of ACAB at the Closing Date.

Unless otherwise noted, all share and price per share information in this Annual Report has been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on October 31, 2025.

i

Summary Risk Factors

You should consider all the information contained in this prospectus before making a decision to invest in our Securities. In particular, you should consider the risk factors described under “Risk Factors” beginning on page 7. Such risks include, but are not limited to, the following risks with respect to the Company subsequent to the Merger:

Risks Related to Our Business and Industry

●	Our product candidates are in early stages of development and have never been tested in a human subject;

●	Our management has concluded that uncertainties around our ability to raise additional capital raises substantial doubt about our ability to continue as a going concern, including drug development;

●	Drug development is a highly uncertain undertaking and involves a substantial degree of risk;

●	The market may not be receptive to our product candidates based on our novel therapeutic modality, and we may not generate any revenue from the sale or licensing of product candidates;

●	We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates;

●	Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune Limited, or MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca. This program is currently paused at IND enabling study stage.

●	We have entered into, and may in the future seek to enter into, collaborations with third parties for the development and commercialization of our product candidates. If such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates;

●	If our partners cease development efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements;

●	If third parties on which we may rely on to conduct certain pre-clinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects;

●	Because we may rely on third-party manufacturing and supply partners for pre-clinical and clinical development materials, our supply may become limited or interrupted or may not be of satisfactory quantity or quality;

●	We face intense competition from multinational pharmaceutical and biotechnology companies with significantly greater financial, clinical, and marketing resources. These competitors may develop superior or more cost-effective products and leverage their scale to dominate regulatory timelines, payer networks, and distribution channels, which could render our products obsolete or non-competitive;

●	Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan; and

●	Litigation and legal proceedings may substantially increase our costs and harm our business.

Risks Related to Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively;

●	If we fail to comply with our obligations under any license, collaboration or other intellectual property related agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses;

●	Patent terms may be inadequate to protect our competitive position in our current or future technologies or product candidates for an adequate amount of time;

●	We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business; and

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Government Regulation

●	Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results;

●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, we may be unable to commercialize our product candidates, resulting in substantial harm to our business;

●	We may in the future conduct clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials;

●	Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products;

●	Healthcare legislative reform measures may have a material adverse effect on our business and results of operations;

●	If we or existing or future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation; and

●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

●	On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”). Under the OBBBA, coverage availability itself may shrink, not merely coverage decisions for a given product and government program retrenchment (especially Medicaid) may reduce the addressable reimbursed patient population, even for FDA-approved products.

Risks Related to Our Organization and Structure

●	Our Charter and Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, officers, or employees;

●	Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limiting attempts by our stockholders to replace or remove our current management and depressing the market price of our Common Stock;

●	New Abpro’s management team has had difficulty in successfully or efficiently managing our transition to being a public company;

●	We have identified material weaknesses in our internal controls over financial reporting, which could affect our ability to ensure timely and reliable financial reports and weaken investor confidence in our financial reporting;

●	Our 2023 restatement of prior period financial statements may affect investor confidence and raise reputational issues; and

●	New Abpro is an “emerging growth company,” and its reduced SEC reporting requirements may make its shares less attractive to investors.

Risks Related to Ownership of Our Common Stock

●	We may choose to raise capital using best-efforts offerings. Due to the nature of best-efforts offerings, we may not raise the required amount of capital in such offerings.

●	In the event that we issue new shares of our Common Stock, purchasers of our Common Stock will experience immediate and substantial dilution in the net tangible book value of their shares and may experience additional dilution as a result of subsequent securities offerings.

●	Our Common Stock is currently traded on the OTC Pink Limited Market (the “Pink Market”), having been delisted from NASDAQ. Trading on the Pink Market is characterized by high volatility, low liquidity, and limited regulatory oversight, which could have a material adverse effect on our business, financial condition, and the value of your investment.;

●	The market price for our Common Stock may decline;

●	Our Common Stock price may fluctuate, and you could lose all or part of your investment as a result;

●	There is no guarantee that the Public Warrants will ever be in the money; they may expire without ever being in the money;

●	Certain terms of the Public Warrants may be amended without their holders’ consent; and

●	There may be sales of a substantial amount of our Common Stock by current stockholders, and these sales could cause the price of our Common Stock to fall.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, forward-looking statements may be identified by the use of words such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern;

●	our plans to manage our existing cash balance and operating expenses, and to raise additional capital to fund our operations and development programs;

●	the initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our product candidates, including ABP-102 and ABP-201;

●	our ability to obtain regulatory approval for our product candidates;

●	our ability to commercialize our product candidates, if approved;

●	the expected benefits of our DiversImmune® and MultiMab™ antibody platforms;

●	our ability to develop, acquire, and advance product candidates into clinical development;

●	our competitive position and the development of and projections relating to our competitors or our industry;

●	our expectations regarding anticipated operating losses and the need for additional capital;

●	our ability to attract, retain and motivate qualified personnel;

●	our intellectual property position; and

●	our ability to regain and maintain the listing of our securities in compliance with the Nasdaq Stock Market or other national stock exchange, as well as a successful outcome of our appeal to the Nasdaq Stock Market relating to the Panel’s delisting determination in February 2026;.

These forward-looking statements are based on management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from those projected or implied. Many of these risks and uncertainties are discussed in greater detail in the section titled “Item 1A. Risk Factors.” You should carefully consider these risks and uncertainties in evaluating our forward-looking statements, and you should not place undue reliance on these statements.

We qualify all of our forward-looking statements by these cautionary statements. Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

v

FREQUENTLY USED TERMS

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to:

●	“ABP-102” refers to our tetravalent bispecific antibody targeting HER2 and CD3 for immuno-oncology applications.

●	“ABP-201” refers to our tetravalent bispecific antibody co-targeting VEGF and ANG-2 for vascular disease of the eye.

●	“ACAB” refers to Atlantic Coastal Acquisition Corp. II, the SPAC entity prior to the Merger.

●	“ABI” refers to Abpro Bio International, Inc., a significant shareholder as of December 31, 2025

●	“Celltrion” refers to Celltrion, Inc., a South Korean pharmaceutical company and licensee.

●	“Closing Date” refers to November 13, 2024, the date on which the Merger was consummated.

●	“Common Stock” refers to the common stock, $0.0001 par value per share, of Abpro Holdings, Inc.

●	“DiversImmune®” refers to our proprietary antibody discovery platform.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“FDA” refers to the U.S. Food and Drug Administration.

●	“JOBS Act” refers to the Jumpstart Our Business Startups Act of 2012.

●	“Legacy Abpro” refers to Abpro Corporation prior to the consummation of the Merger.

●	“Merger” refers to the reverse recapitalization transaction consummated on November 13, 2024.

●	“MultiMab™” refers to our proprietary antibody engineering platform.

●	“Nasdaq” refers to the Nasdaq Stock Market LLC.

●	“New Abpro,” “Abpro Holdings,” “the Company,” “we,” “us,” and “our” refer to Abpro Holdings, Inc. and its consolidated subsidiaries following the Merger.

●	“OTC Pink” refers to the OTC Pink Limited tier of the OTC Markets Group Inc.

●	“PCAOB” refers to the Public Company Accounting Oversight Board.

●	“PIPE Financing” refers to the private placement of 112,247 shares of Common Stock that closed concurrently with the Merger on November 13, 2024.

●	“Reverse Stock Split” refers to the 1-for-30 reverse stock split effected on October 31, 2025.

●	“SEC” refers to the U.S. Securities and Exchange Commission.

●	“Securities Act” refers to the Securities Act of 1933, as amended.

●	“SEPA” refers to the Standby Equity Purchase Agreement with YA II PN, Ltd. (“YA”), a fund managed by Yorkville Advisors Global LP.

●	“TetraBi antibody format” refers to our next-generation tetravalent antibody format binding two different targets with two distinct binding sites per target.

●	“U.S GAAP” refers to generally accepted accounting principles in the United States, as applied on a consistent basis.

PART I

ITEM 1. BUSINESS

Overview

Abpro Holdings, Inc. (together with its subsidiaries, the “Company”) is a biotechnology company dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease.

On November 13, 2024 (the “Closing Date”), Atlantic Coastal Acquisition Corp. II (“ACAB”) consummated a merger (the “Merger”) pursuant to the terms of the Merger Agreement, dated as of December 11, 2023 (the “Merger Agreement”) by and among Abpro Corporation (“Legacy Abpro”), ACAB, and Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of ACAB prior to the Closing Date. Pursuant to the Merger Agreement, on the Closing Date, (i) ACAB changed its name to “Abpro Holdings, Inc.” (“New Abpro”), and (ii) Merger Sub merged with and into Legacy Abpro, with Legacy Abpro as the surviving company in the Merger (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). Shares of the New Abpro Common Stock commenced trading on the Nasdaq Global Market on November 14, 2024; however, as a result of numerous Nasdaq continued listing non-compliance matters, we received notice of delisting effective February 23, 2026 and our securities currently trade on the OTC Pink Limited Market, with our common shares trading under the ticker symbol ABPO. On March 18, 2026, we appealed the Nasdaq delisting determination.

After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP, and under this method of accounting, ACAB was treated as the acquired company for financial reporting purposes and Legacy Abpro was treated as the acquirer. Operations prior to the Merger are those of Legacy Abpro. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement (see Note 3 to the consolidated financial statements). The “Company” refers to Abpro Holdings, Inc. and its subsidiaries, including Legacy Abpro. Legacy Abpro was the accounting acquirer in the Merger and, as such, the consolidated financial statements for the year ended December 31, 2024 includes operations of Legacy Abpro prior to the Merger Date.

Reverse Stock Split

On October 16 , 2025, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”), which became effective on October 31, 2025 (the “Effective Time”), to effect a one-for-thirty (1:30) reverse stock split (the “Reverse Stock Split”), of the shares of the Company’s Common Stock, par value $0.0001 per share. The Reverse Stock Split was approved by the Company’s stockholders at the 2025 annual meeting of the stockholders held on October 10, 2025. The Company’s Common Stock began trading on a reverse stock split-adjusted basis upon market opening on November 3, 2025.

As a result of the Reverse Stock Split, every 30 shares of issued and outstanding Common Stock were combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share or total Common Stock authorized under the Certificate of Amendment. No fractional shares were issued as a result of the Reverse Stock Split. Instead, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the Reverse Stock Split ratio were entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share.

All of the Company’s historical share and per share information related to issued and outstanding Common Stock, restricted stock units, and options and warrants exercisable for Common Stock in this Annual Report on Form 10-K and in its consolidated financial statements have been adjusted, on a retroactive basis, to reflect this 1:30 Reverse Stock Split.

Lead Product Candidates

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

ABP-102 is being developed and commercialized through a worldwide strategic partnership with Celltrion Inc. (“Celltrion”) (KRX:068270), a leading Korean biopharmaceutical company headquartered in Incheon, South Korea, under a Collaboration Agreement entered into in September 2022 and amended in October 2024. We received an initial milestone payment of $2.0 million from Celltrion in 2022 in connection with this agreement. In addition, we are eligible for net sales milestone payments of up to $1.75 billion and development milestone payments of up to $4.0 million under that agreement.

On January 6, 2026, the Company, together with its co-development partner Celltrion, Inc., was notified that the U.S. Food and Drug Administration (FDA) has cleared the Investigational New Drug (IND) application for ABP-102 / CT-P72, The Company’s lead multispecific antibody oncology program. The IND clearance enables the initiation of a Phase 1 clinical trial evaluating the safety, tolerability, pharmacokinetics, and preliminary efficacy of ABP-102 / CT-P72 in patients with HER2-positive solid tumors. The Phase 1 clinical study will be led by Celltrion as part of the ongoing joint strategic collaboration to ensure the robust progression of the ABP-102 / CT-P72 program.

ABP-201

ABP 201 is being developed and commercialized through a territorial partnership with Abpro Bio, a subsidiary of Abpro Bio Co. Ltd (KOSDAQ:195990), a company formerly named Ugint Co Ltd with diversified holdings in precision machine tools, equipment and biotechnology headquartered in Daegu, South Korea, under a collaboration and license agreement entered into in January 2020 that granted Abpro Bio exclusive development and commercialization rights in the People’s Republic of China, Japan, South Korea, Southeast Asia (which for the purposes hereof means Philippines, Indonesia, Taiwan, Pakistan, India, Vietnam, Laos, Cambodia, Thailand, Myanmar and West Malaysia), the Middle East (which for the purposes hereof means Bahrain, Cyprus, Egypt, Iraq, Israel, Jordan, Kuwait, Lebanon, Northern Cyprus, Oman, Palestine, Qatar, Saudi Arabia, Syria, Turkey, United Arab Emirates and Yemen), and the Commonwealth of Independent States (CIS) (which for the purposes hereof means Armenia, Azerbaijan, Belarus, Estonia, Georgia, Kazakhstan, Kyrgyzstan, Latvia, Lithuania, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan). We are potentially eligible for net sales milestones of up to $485 million and development milestones of up to $56.5 million.

In connection with the Merger, all previously issued and outstanding Convertible Preferred Stock (Series A-F) was converted into the aggregate number of shares of New Abpro’s Common Stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 0.068 (the “Exchange Ratio”), and the remaining amount was reclassified to additional paid-in capital.

Our Platforms

We have developed two proprietary antibody platforms that we believe provide competitive advantages:

DiversImmune® is our antibody discovery platform that rapidly generates a diverse collection of proprietary antibodies against both clinically validated and novel targets that have been traditionally difficult to access. This provides us with high affinity and high specificity antibody building blocks with drug-like properties that we then use to engineer novel therapeutics.

MultiMab™ is our engineering platform that provides us with the flexibility to combine these antibody building blocks in different combinations and orientations to rapidly create “fit for purpose” novel full-length multi-specific antibody constructs. Our antibody constructs, including our TetraBi antibody format, can potentially benefit patients with the goal of improved efficacy, better safety profiles, and more convenient dosing regimens relative to current standard-of-care therapies. Furthermore, in contrast to single-format bispecific antibody platforms that are only able to provide a single solution to different biological problems, our platform enables us to design a diverse suite of full-length multi-specific antibody formats to address new problems in medicine. Our approach is designed to result in therapeutic candidates with differentiated characteristics, including potentially stronger binding affinity, improved safety, more convenient dosing regimens and streamlined manufacturing processes.

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

In pre-clinical in vitro studies, ABP-102 has demonstrated selectivity in both cytokine secretion and cytotoxicity with HER2-high and intermediate breast, ovarian, and gastric cancer cell lines, including those that are resistant to Herceptin (trastuzumab), with reduced activity on HER2-low and negligible activity on HER2-negative cell lines. We plan to initiate a Phase 1/2 clinical trial of ABP-102 with our partner Celltrion in the first half of 2026, focusing on HER2+ breast and gastric cancers.

On January 6, 2026, the Company, together with its co-development partner Celltrion, Inc., was notified that the U.S. Food and Drug Administration (FDA) has cleared the Investigational New Drug (IND) application for ABP-102 / CT-P72, Abpro’s lead multispecific antibody oncology program. The IND clearance enables the initiation of a Phase 1 clinical trial evaluating the safety, tolerability, pharmacokinetics, and preliminary efficacy of ABP-102 / CT-P72 in patients with HER2-positive solid tumors. The Phase 1 clinical study will be led by Celltrion as part of the ongoing joint strategic collaboration to ensure the robust progression of the ABP-102 / CT-P72 program.

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

We believe the TetraBi antibody format of ABP-102 provides a potentially transformative approach to immuno-oncology. The TetraBi antibody format features two affinity-tuned binding sites, and thus bivalent binding for the tumor antigen, creating a stronger connection to the tumor cell compared to monovalent binding. In addition, the placement of the CD3 binding domain in the middle, or hinge region, of the TetraBi antibody format results in a therapeutic candidate that, in pre-clinical studies, selectively activates T cells only in the presence of tumor cells. We have designed ABP-102 with the goal of a favorable safety profile and potential for an enhanced therapeutic window.

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

ABP-201 is a different TetraBi antibody format, designed to simultaneously inhibit VEGF and ANG-2 for the potential treatment of vascular diseases of the eye, including diabetic macular edema, or DME, and wet age-related macular degeneration, or Wet AMD. In both DME and Wet AMD, blood vessels form abnormally and leak fluid, resulting in vision loss. Whereas VEGF drives new blood vessel formation, ANG-2 acts to destabilize blood vessels and contributes to vessel leakage. The current standard of care for DME and Wet AMD includes intravitreal injections of VEGF-targeted agents, including Eylea (aflibercept), Lucentis (ranibizumab), and Avastin (bevacizumab, used off-label). However, these drugs require eye injections every one to two months and are only effective in a subset of patients, many of whom eventually develop resistance. Because ABP-201 has a high binding capacity, with a total of four binding sites per molecule, we believe ABP-201 could be administered less frequently than current agents. Recently, the VEGF and ANG-2 co-targeting agent Vabysmo (faricimab), was approved by the FDA, and clinical trial results showed a dose-dependent improvement in best-corrected visual acuity relative to Lucentis, providing strong support for this approach. In 2022, the combined worldwide sales of Eylea and Lucentis exceeded $10.5 billion according to company filings. Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune (now AstraZeneca) and are in breach of the terms of our license agreement with MedImmune/AstraZeneca. See “Risk Factors - Risks Relating to Abpro’s Business and Industry”.

Clinical Development Plan

We plan to conduct a Phase 1, multiple-ascending dose evaluation of the safety and initial efficacy of ABP-201 in patients with wet age-related macular degeneration (Wet AMD). Following the identification of the maximum tolerated dose (MTD) or the safety and tolerability of the maximum administered dose (MAD), a larger randomized phase 2 study is planned.

We have an experienced leadership team with significant industry know-how and deep experience in antibody discovery and development, biomarker discovery and validation, clinical development and regulatory approval, partnerships, operations, and corporate finance. Our leadership team has broad industry experience from working at pharmaceutical and biotech companies. We also have a group of scientific advisors comprised of leaders in our industry across various disciplines.

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

Our key strategies to achieve this mission are:

●	Aggressively advance our lead product candidates, ABP-102 and ABP-201, into the clinic. We plan to initiate a Phase 1/2 clinical trial of ABP-102 in the first half of 2026, focusing on HER2+ breast and gastric cancers. Additionally, we are planning to advance ABP-201 into Phase 1 clinical trials in the second half of 2026 for the treatment of Wet AMD. We believe that the development of our lead antibody product candidates, if successful, will generate substantial value and provide us with differentiated products to pursue in large markets with significant unmet medical needs. IND-enabling studies are underway for both lead product candidates in preparation for final GLP toxicity studies and GMP manufacturing for filing the IND and we will request Pre-IND meetings beforehand with the FDA when appropriate.

●	Rapidly follow ABP-102 with a broad pipeline of CD3-targeting T-cell engagers and leverage this approach to other immune cell targets in multiple indications and disease areas. We are building on the optimized format of ABP-102 to aggressively develop a suite of immuno-oncology agents that redirect T cells to a diverse range of liquid and solid tumors. ABP-110, targeting GPC3 on hepatocellular carcinoma, and ABP-150, targeting Claudin 18.2 on gastric cancer, are currently in pre-clinical development. We may also use this “pipeline in a format” strategy with other immune cell targets, including CD137 and CD47.

●	Leverage our DiversImmune® and MultiMabTM platforms to grow our pipeline of antibody product candidates. We plan to continue investing in our DiversImmune® and MultiMabTM platforms to maintain our competitive advantage. We will continue to expand our collection of high affinity and high specificity antibody building blocks against both clinically validated and novel therapeutic targets and apply our “fit for purpose” antibody engineering approach to construct novel multi-valent, multi-specific therapeutic product candidates. We will continue to build on the success of existing immuno-oncology or cell therapies that use the power of T cells to fight cancer, such as chimeric antigen receptor T-cell, or CAR T, therapy, but will focus on simpler, more accessible, and less expensive approaches that provide a universal solution for large populations of cancer patients.

●	Continue to explore and execute strategic collaborations. In addition to the development and commercialization collaborations we have entered into with Celltrion and Abpro Bio, we entered into a collaboration agreement in January 2019 with NJCTTQ, a pharmaceutical company specializing in research and development, production and commercialization of drugs for cardiovascular diseases, tumors, perioperative care, gastrointestinal disorders and urologic diseases headquartered in Nanjing, China, for the development of novel bispecific antibody therapies for immuno-oncology, including potentially best in class T-cell engagers. Under that agreement, we are jointly developing ABP-150, a T-cell engager designed to fight cancer through co-targeting CD3 and Claudin 18.2. NJCTTQ has exclusive commercialization rights in China and Thailand, and we retain commercialization rights in the rest of the world. We will continue to explore strategic and geographic-oriented partnerships that provide us with near-term economic benefits where we retain product rights to key strategic markets.

●	Build a leading fully integrated discovery-to-commercial antibody therapeutics company. We have assembled an experienced scientific and business team and have built robust discovery and antibody engineering platforms that allow us to create a broad pipeline of novel product candidates. As we advance our product candidates into clinical development, we intend to complement our discovery and development strengths with clinical expertise and commercial capabilities to build a fully integrated company.

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

An immunoglobulin G, or IgG, is the most common type of antibody and comprises two identical heavy chains and two identical light chains, which assemble to form a Y-shaped molecule, as depicted in the following graphic. The bottom tail of the “Y” is called the fragment crystallizable, or Fc, region, and is structurally constant across entire classes of antibodies. The Fc region of an antibody interacts with a variety of receptors on immune cells and is also responsible for the long circulating half-life of an antibody. The tips of the “Y” are called the fragment variable, or Fv, regions, and contain the antigen-binding sites. A natural antibody recognizes a single target antigen and is therefore “monospecific.” Because it features two identical binding sites, however, it is “bivalent” for that target. Bivalency is a critical feature of natural antibodies. Just as it is much easier to hang from a bar with two arms rather than one, bivalent binding has been shown in pre-clinical studies to provide a much stronger connection to the target antigen than would be possible with monovalent binding.

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

The Company does not hold issued patents or pending patent applications covering the Diversimmune or MultiMab platform technologies as platforms. These platforms are protected through a combination of trade secret protection, proprietary know-how, customary confidentiality and invention assignment agreements with employees and contractors, internal access controls, and registered and unregistered trademarks for the Diversimmune and MultiMab names.

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

The DiversImmune® platform comprises three key steps, all focused on generating a diverse collection of high-quality antibodies:

1.	Immunization. We have developed an integrated collection of immunization methods, termed Raptor, which includes purified proteins, engineered cells, viral-like particles, and DNA. These methods all work in concert with the goal of eliciting a strong and diverse immune response.

2.	Diversification. We have developed a hyperimmune mouse, combined with a variety of co-stimulation methods, to optimize the immune response to each target and yield a diverse collection of antibodies that recognize different epitopes, or binding regions, on the same target protein. This is a critical component of our discovery process as we believe it greatly increases the probability of identifying antibodies with the desired functional properties necessary for therapeutic development.

3.	Optimization. We have streamlined the processes of humanization and optimization so that we can rapidly advance antibodies with the desired functional properties to fully developed building blocks. These building blocks can then be assembled into novel therapeutic product candidates using our MultiMabTM platform.

To date, our DiversImmune® platform has been used to generate antibodies for pharmaceutical and biotechnology companies. We are now using this platform internally to create what management believes to be an industry-leading collection of building blocks to support a growing pipeline of therapeutic product candidates.

MultiMabTM: Our antibody engineering platform

Our MultiMabTM platform enables us to build a diverse array of bi-and multi-specific antibody formats, allowing us to optimize the format of our product candidates. Because biology is diverse and complex, there is no “one size fits all” solution to engineering multi-specific antibodies. Instead, different problems call for different solutions. We draw from a suite of different antibody formats to choose the one that we believe best suits the disease and mechanism we are targeting. Despite having multiple formats from which to choose, our formats typically contain two key features:

1.	Bivalent binding. Bivalent binding, or binding with two points of contact, takes advantage of the concept of avidity, specifically that multipoint connections are much stronger than single point connections. In order to maximize efficacy, we build bivalent binding into our therapeutic product candidates where increased strength of binding is desirable. For example, ABP-102 features two identical binding sites for HER2, rather than one. This enables the molecule to bind tightly to HER2+ tumor cells, forming a strong immunological synapse, or cell-to-cell interaction, between the tumor cell and the cytotoxic T cell. We believe this is critical to generating a strong and sustained immune response and differentiates ABP-102 from other T-cell engaging bispecific antibodies that only feature a single binding site for the tumor-specific antigen.

2.	Fc region. The Fc region of an antibody interacts with various receptors on immune cells to control both the immune response to antibody binding and the circulating half-life of an antibody. To take advantage of these natural functions, we build Fc regions into all our therapeutic product candidates. For example, ABP-102 features a human IgG1 Fc region that promotes a long circulating half-life and has been further engineered to reduce or eliminate antibody-dependent cell-mediated cytotoxicity (ADCC) and complement-dependent cytotoxicity (CDC) to reduce potentially harmful side-effects associated with inflammation and cytokine release. Similarly, ABP-201 features an Fc region that results in greater stability and, due to its size, a longer ocular half-life, potentially enabling more convenient dosing for patients.

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

Source: Abpro internal data.

We have generated three lead candidates that have displayed potent T cell-mediated killing of GPC3-positive tumor cells. The next steps are to assess the pharmacokinetics and in vivo efficacy in pre-clinical GPC3-positive tumor models. We expect to initiate clinical trials for ABP-110 in the first half of 2027. According to SNS Insider, the global liver cancer therapeutics market is projected to reach $12.9 billion by 2030.

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

Source: Abpro internal data.

Source: Abpro internal data.

Pre-clinically, ABP-150 shows potent killing in in vitro T cell-mediated killing assays. In both mouse syngeneic tumor models using human CD3-transgenic mice and human tumor xenograft models using human peripheral blood mononuclear cells as a source of T cells, ABP-150 shows potent efficacy. As ABP-150 cross-reacts with mouse claudin 18.2, but not mouse CD3, we demonstrated in a human CD3-transgenic mouse toxicity model that ABP-150 is well tolerated, with little impact on body weight, appetite (food consumption) or body temperature. IL-6, a key cytokine for the initiation of cytokine release syndrome, saw little increase over vehicle (placebo) control. The next steps are to evaluate toxicity in a non-human primate model. We expect to initiate clinical trials for ABP-150 in the first half of 2027. According to Data Bridge Market Research, the global gastric cancer market is projected to reach $13.1 billion by 2029.

SARS-CoV-2 neutralizing antibody program

As of October 2023, according to data published by the World Health Organization, the COVID pandemic had resulted in over 771 million confirmed cases and over 6 million deaths had been reported globally. While vaccination efforts have made tremendous strides in bringing the pandemic under control, vaccination is contraindicated in some individuals, such as the immunocompromised. For these patients, there are no currently available prophylactic therapies. The only therapies available are Nirmatrelvir/ritonavir, molnupiravir, and remdesivir. While these are effective therapies, their toxicities preclude them from being used as prophylactics. Monoclonal antibodies are ideal molecules to serve as prophylactic therapies as they can effectively neutralize the SARS-CoV-2 virus and have a proven safety profile and can be engineered to extend their half-lives. However, all antibody therapies and prophylactics to date have become ineffective due to SARS-CoV-2 viral mutation. In response to the global pandemic, Abpro sought to develop COVID antibodies targeting highly conserved (resistant to mutation) areas of the virus with highly potent neutralizing antibodies engineered to have extended half-lives to allow for dosing intervals of greater than six months, through collaborations with third parties in the form of in-license agreements. Several candidate molecules were evaluated through different stages of development. The most advanced molecule was developed through GMP manufacturing and evaluated in a clinical trial. Although the clinical trial was not successful, Abpro has developed significant capabilities in the infectious disease area and may leverage such capabilities into novel therapeutics.

Recent Developments

The following is a summary of significant recent developments:

SEPA and Convertible Notes

On November 13, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“YA”), a fund managed by Yorkville Advisors Global LP. Under the SEPA, the Company has the right to sell to YA up to $50 million of shares of its Common Stock, subject to certain limitations and conditions. The Company has utilized its Standby Equity Purchase Agreement with YA II PN, Ltd. (“YA”) as a primary source of financing. During 2025, the First Convertible Note (principal balance of $3.0 million) and Second Convertible Note (principal balance of $2.0 million) were both fully converted into shares of Common Stock resulting in the aggregate of 881,472 shares of Common Stock being issued thereunder. Between July and December 2025, the Company issued seven advance notices to YA, raising aggregate net proceeds of approximately $1.0 million. In January and February 2026, the Company issued twenty advance notices for an aggregate of 3,162,785 shares of Common Stock for net proceeds of approximately $6.7 million (gross proceeds of approximately $7.3 million, net of fees of approximately $0.6 million) under the SEPA, increasing total shares outstanding to approximately 5,896,048 from 2,733,263 shares outstanding at December 31, 2025.

On February 23, 2026, the Common Stock was delisted from NASDAQ. The delisting of the Common Stock from NASDAQ is a Material Outside Event under the SEPA, which results in the Company being unable to use the SEPA to issue shares of Common Stock to YA.

Personnel

On September 30, 2025, the Company furloughed Robert J. Markelewicz, Jr., M.D., M.M.Sc., its Chief Medical Officer, effective September 30, 2025 until November 30, 2025. During the furlough period, Dr. Markelewicz did not perform any duties or responsibilities associated with his role. Dr. Markelewicz’s employment was terminated effective November 30, 2025. The Company will hire additional research and development personnel as funding becomes available.

CEO Transition

Effective March 3, 2025, Miles Suk was appointed as Chief Executive Officer. On July 20, 2025, the Company entered into a consulting agreement with Mr. Suk (retroactive to March 3, 2025) pursuant to which Mr. Suk serves as the full-time CEO on a consulting basis.

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

National Institutes of Health-ABP-110

In September 2017 we entered into a patent license agreement effective as of August 1, 2017 with the National Cancer Institute, or NCI, a division of the NIH, pursuant to which we received an exclusive, worldwide license, with the right to sublicense (subject to certain conditions), under certain patent rights to make, have made, use, have used, sell, have sold, offer to sell and import products covered by the licensed patents in the field of using certain monoclonal antibodies as monospecific or bispecific antibodies for the treatment of liver cancer. The license was amended in May 2020 and October 2023 and the field of use was narrowed to the development and commercialization of a bispecific antibody for the treatment of GPC-3 expressing liver cancer using a particular moiety for targeting GPC3 and the timeline for development and commercialization was extended. We agreed to pay NCI a $25,000 issuance fee in connection with the October 2023 amendment to the patent license agreement. Under the amended patent license agreement, we are obligated to pay a $25,000 minimum annual royalty, creditable against any earned royalties, and to pay royalties of a single digit percentage based on net sales of licensed products. We also agreed to pay up to an aggregate of approximately $16.0 million of benchmark royalties, which are payable upon achieving certain clinical, regulatory and commercial milestones. We also agreed to pay sublicense royalties ranging from a mid-single digit percentage to a low-double digit percentage based on the fair value of the consideration we receive from any sublicensees. The royalty term expires on a licensed patent-to-licensed patent and country-by-country basis upon the earliest of (i) the date an application in the licensed patents has been abandoned, (ii) the date a licensed patent expires or (iii) the date a licensed patent has been held invalid or unenforceable by a court of competent jurisdiction or administrative agency. Unless earlier terminated, our agreement with NCI will expire upon expiration of all licensed patent rights. NCI may terminate our agreement upon the occurrence of specified bankruptcy events for us or if we are in material default or breach of the agreement and do not cure within a specified notice and cure period. NCI may terminate the agreement if necessary to meet the public use requirement specified by federal regulations and we are not reasonably satisfying such requirements. We may also terminate the agreement as to any licenses in any country or territory upon 60 days written notice. Upon expiration or termination of the agreement, we are required to return to NCI or destroy all licensed products and other materials in the licensed patents.

Our license is subject to the reserved rights of NCI and the U.S. government. Additionally, all licensed products used or sold in the United States are required to be manufactured substantially within the United States.

AstraZeneca

In August 2016, we entered into a collaboration and license agreement through our majority-owned subsidiary, AbMed Corporation, or AbMed, and MedImmune (now AstraZeneca), pursuant to which MedImmune granted AbMed an exclusive, worldwide, royalty-bearing, sublicensable (subject to certain conditions) license under specified patent rights and know-how to make, use, sell certain of its proprietary ANG-2/VEGF-H1RK bispecific antibodies. We hold 82% of the capital stock of AbMed, and MedImmune (now AstraZeneca) holds the remainder. We are responsible for the operational activities of AbMed and bear all costs necessary to operate AbMed.

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

Unless earlier terminated in accordance with its terms, the agreement with AbMed and AstraZeneca remains in effect on a country-by-country basis until the latest of (i) the expiration of patent claims that cover the licensed product in a country, (ii) 10 years after the first commercial sale of a licensed product in a country, and (iii) the expiration of regulatory exclusivity for a licensed product in a country. AbMed could be required to redeem AstraZeneca’s equity stake in certain circumstances. We are in breach of the terms of our license agreement with AstraZeneca. See “Risk Factors - Risks Relating to Abpro’s Business and Industry”. Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune Limited, or MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca.” AstraZeneca may terminate our agreement on the basis of this breach, or upon the occurrence of specified bankruptcy events for us or if we are in material default or breach of the agreement and do not cure within a specified notice and cure period. We may also terminate the agreement upon 90 days written notice.

In November 2016, we entered into an amendment to this agreement pursuant to which Medimmune granted us a non-exclusive sublicense to certain additional intellectual property rights held by Medimmune under an agreement with EMD Millipore Corporation and the know-how included under the agreement was amended. In August 2017, we entered into a side letter with MedImmune to clarify our agreement regarding the timing of our required contribution to AbMed and the issuance of MedImmune’s equity stake. The agreement was further amended in November 2017, March 2018 and December 2019 to modify the dates for the achievement of certain development and commercialization milestones and AbMed agreed to use commercially reasonable efforts to reach these development and commercialization milestones within specified timeframes. The development may resume upon receipt of sufficient funding however the exact timing is uncertain.

Partnerships

Celltrion

ABP-102 is being developed and commercialized through a worldwide strategic partnership with Celltrion, a leading Korean and global biopharmaceutical company headquartered in Incheon, South Korea, under a Collaboration Agreement entered into in September 2022 and amended in October 2024. We received an initial milestone payment of $2.0 million from Celltrion in connection with this agreement in 2022. We also received an equity investment in our Series F preferred stock of $2.0 million from Celltrion.

We agreed to form a joint steering committee to oversee the collaboration that includes representatives from both our company and Celltrion. Celltrion agreed to use commercially reasonable efforts to develop and commercialize a licensed product, including the achievement of certain milestones by certain dates.

Under the Collaboration Agreement, our company is responsible for certain in vitro pre-clinical work, and Celltrion is responsible for in vivo pre-clinical work, CMC, clinical development and commercialization on a worldwide basis. All costs and expenses for future development and commercialization of the molecule are required to be paid initially by Celltrion. The proceeds from commercialization are subject to a 50/50 profit split. Amounts that may be paid by third party collaborators, for example upfronts, milestones and/or royalty payments from territorial commercialization partners, are also subject to a 50/50 split. Following commercial approval of ABP-102, we have agreed to reimburse Celltrion 250% of its direct and certain indirect costs and expenses incurred through first commercial sale. Celltrion is entitled to offset amounts otherwise due to us under the agreement until our share of these costs has been paid back; provided that we are entitled to a minimum 50% of profit from commercial sales and from third party collaborators regardless of the amount of unreimbursed development costs outstanding (and then 50% once the reimbursement has been made in full). In addition, we are entitled to up to over $1.75 billion in development and sales milestones. We are responsible for world-wide patent prosecution, with Celltrion reimbursing 50% of our out-of-pocket costs.

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

On January 6, 2026, the Company, together with its co-development partner Celltrion, Inc., was notified that the U.S. Food and Drug Administration (FDA) has cleared the Investigational New Drug (IND) application for ABP-102 / CT-P72, Abpro’s lead multispecific antibody oncology program. The IND clearance enables the initiation of a Phase 1 clinical trial evaluating the safety, tolerability, pharmacokinetics, and preliminary efficacy of ABP-102 / CT-P72 in patients with HER2-positive solid tumors. The Phase 1 clinical study will be led by Celltrion as part of the ongoing joint strategic collaboration to ensure the robust progression of the ABP-102 / CT-P72 program.

Abpro Bio

ABP-201 is being developed and commercialized through a territorial partnership with Abpro Bio, a subsidiary of Abpro Bio Co. Ltd (KOSDAQ:195990), a company formerly named Ugint Co Ltd. with diversified holdings in precision machine tools, equipment and biotechnology headquartered in Daegu, South Korea granting Abpro Bio exclusive development and commercialization rights under a Collaboration and License agreement entered into in January 2020, in the People’s Republic of China, Japan, South Korea, Southeast Asia (which for the purposes hereof means Philippines, Indonesia, Taiwan, Pakistan, India, Vietnam, Laos, Cambodia, Thailand, Myanmar and West Malaysia), the Middle East (which for the purposes hereof means Bahrain, Cyprus, Egypt, Iraq, Israel, Jordan, Kuwait, Lebanon, Northern Cyprus, Oman, Palestine, Qatar, Saudi Arabia, Syria, Turkey, United Arab Emirates and Yemen), and the Commonwealth of Independent States (CIS) (which for the purposes hereof means Armenia, Azerbaijan, Belarus, Estonia, Georgia, Kazakhstan, Kyrgyzstan, Latvia, Lithuania, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), if we have proper local partners in the territories and market opportunity justifies the local clinical study costs.

Abpro Corporation, through its majority owned subsidiary, AbMed Corporation, received an initial equity investment in our Series E preferred stock of $30 million from Abpro Bio in connection with this agreement. Under the Collaboration and License Agreement, we granted Abpro Bio an exclusive, royalty-bearing sublicenseable (subject to certain restrictions) license under specified patent rights and know-how to make, use, sell certain proprietary ANG-2/VEGF-H1RK bispecific antibodies in China, Japan, South Korea and certain other countries in Southeast Asia, the Middle East and the Commonwealth of Independent States (CIS).

We agreed to form a joint steering committee to oversee the collaboration that includes representatives from both AbMed Corporation and Abpro Bio. Abpro Bio agreed to use commercially reasonable efforts to develop and commercialize a licensed product, including the achievement of certain milestones by certain dates. Under the agreement, Abpro Bio agreed to pay us a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by Abpro Bio, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. We are also entitled to payments totaling approximately $540 million subject to the satisfaction of certain development and sales milestones. We are responsible for patent prosecution and Abpro Bio has agreed to reimburse us for patent costs in its licensed territory. Unless earlier terminated in accordance with its terms, the agreement with Abpro Bio remains in effect on a country-by-country basis until the latest of (i) the expiration of patent claims that cover the licensed product in a country, (ii) 10 years after the first commercial sale of a licensed product in a country, and (iii) the expiration of regulatory exclusivity for a licensed product in a country. We may terminate the agreement upon the occurrence of specified bankruptcy events relating to Abpro Bio or if Abpro Bio is in material default or breach of the agreement and does not cure within a specified notice and cure period. Abpro Bio may also terminate the agreement upon 90 days written notice.

NJCTTQ

We entered into a collaboration agreement in January 2019 with NJCTTQ, a pharmaceutical company specializing in research and development, production and commercialization of drugs for cardiovascular diseases, tumors, perioperative care, gastrointestinal disorders and urologic diseases headquartered in Nanjing, China.

We agreed to form a joint steering committee to oversee the collaboration that includes representatives from both our company and NJCTTQ. NJCTTQ paid a technology access fee to us and agreed to reimburse our pre-clinical research and development costs for the selected program up to CMC stage. Under the agreement, CMC development costs and GLP toxicology costs are shared equally, with each party thereafter being responsible for its own development and commercialization costs in its territory, with the NJCTTQ territory being China and Thailand and our company retaining rights to the rest of the world. The parties agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. In addition, NJCTTQ agreed to pay us milestones based on commercial approval and sales in its territory of up to $405 million and we agreed to pay NJCTTQ a milestone based on commercial approval in our territory of $5 million. ABP-150 is being developed under this agreement.

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

ABP-102

As of April 13, 2026, we own two patent families that cover compositions of matter, methods of use, and methods of manufacture for our ABP-102 product candidate, a bispecific HER2 and CD3 binding antibody. The first and second families each consist of pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, and the United States. Any patents resulting from these applications would be expected to expire in 2042, excluding any patent term adjustments and/or extensions.

ABP-110

As of April 13, 2026, we have licensed one patent family from the U.S. Department of Health and Human Services that covers compositions of matter, methods of use, and methods of manufacture related to our ABP-110 product candidate, a tetravalent bispecific glypican-3 (GPC3) and CD3 binding antibody. This family includes one issued patent in the United States and issued patents in China, Japan, South Korea, and Singapore. The patents in this family are expected to expire in 2033, excluding any patent term adjustments and/or extensions.

ABP-150

As of April 13, 2026, we own one patent family that covers compositions of matter, methods of use, and methods of manufacture for our ABP-150 product candidate, a bispecific Claudin18.2 and CD3 binding antibody. This family includes one issued patent in Japan and applications that are currently pending in the United States, China, Europe, Hong Kong, Japan, South Korea, and Thailand. The patents in this family are expected to expire in 2041, excluding any patent term adjustments and/or extensions.

ABP-201

As of April 13, 2026, we own one patent family that covers compositions of matter, methods of use, and methods of manufacture for our ABP-201 product candidate, which binds to both angiopoietin-2, or ANG-2, and vascular endothelial growth factor, or VEGF. This family includes pending applications in the United States, China, Europe, and Hong Kong. Any patents resulting from that application would be expected to expire in 2042, excluding any patent term adjustments and/or extensions.

Through our majority-owned subsidiary AbMed Corporation, we have also exclusively licensed from MedImmune/AstraZeneca certain intellectual property originally entered in connection with ABP-200, which we are no longer developing. As of April 13, 2026, we have licensed three patent families from MedImmune/AstraZeneca comprised of pending and/or issued U.S. and foreign patents and applications. The patents in these families are not expected to cover ABP-201, have expired, and/or are expected to expire before commercialization of ABP-201, excluding any patent term adjustments and/or extensions. We believe that we do not need the intellectual property licensed under this agreement for the development and eventual commercialization of ABP-201.

As of April 13, 2026, one of these licensed patent families includes three issued U.S. patents, and issued patents in Australia, Brazil, China, Hong Kong, Japan, Mexico, Russia, South Korea, as well as pending applications in Europe and India. The patents and applications in this family expired in 2025, excluding any patent term adjustments and/or extensions.

As of April 13, 2026, the second family of these licensed patent families includes two issued patents in the United States and issued patents in Australia, Canada, China, Hong Kong, Israel, Japan, and South Korea, as well as pending applications in Europe and Hong Kong. Any patents resulting from that application would be expected to expire in 2037, excluding any patent term adjustments and/or extensions.

As of April 13, 2026, the third family of these licensed patents includes two issued patents in the United States, and issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, and South Korea, as well as a pending application in Hong Kong. Any patents resulting from that application would be expected to expire in 2037, excluding any patent term adjustments and/or extensions.

Regulatory framework

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed co-owned patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following the FDA approval. Additionally, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law but typically is also 20 years from the earliest effective filing date. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any of our patents. The FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. An extension may also not be granted because of, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to the expiration of relevant patents, or otherwise failing to satisfy applicable requirements. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We also have or intend to implement executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. These confidentiality agreements are designed to protect our proprietary information and, in the case of invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. However, these agreements may be breached, and we may not have adequate remedies for any breach, with a third party. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for use, disputes may arise as to the rights in related or resulting know-how and inventions.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information regarding the risks related to our intellectual property, proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors - Risks Related to Intellectual Property.”

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

U.S. Government regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and, in the case of therapeutic biologics, the Public Health Service Act, or PHSA, and implementing regulations of each. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

●	refusal to approve pending applications;

●	withdrawal of an approval;

●	imposition of a clinical hold;

●	warning or untitled letters;

●	seizures or administrative detention of product;

●	total or partial suspension of production or distribution; or

●	injunctions, fines, disgorgement, or civil or criminal penalties.

BLA approval process

The process required by the FDA before a therapeutic biologic may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, and other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin, and applicable institutional review boards (IRBs)/ ethics committee approvals;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the product candidate for its intended use;

●	submission to the FDA of a BLA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with cGMPs to assure that the facilities, methods, and controls are adequate to preserve the product candidate’s identity, strength, quality, and purity;

●	satisfactory completion of an FDA inspection at selected clinical research sites, the contract research organization if the monitoring of the study was outsourced, and/or inspection of the Sponsor organization to assess GCP compliance may also be required; and

●	FDA review and approval of the BLA.

Once a biopharmaceutical candidate is identified for development, it enters the pre-clinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined.

●	Phase 1-The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the product candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2-Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase 3-Clinical trials are undertaken to further evaluate dosage, clinical efficacy, and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

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

Concurrently with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate, and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity, and potency of the product candidate. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its proposed shelf life.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept for filing any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, plan is necessary to assure the safe use of the product. If the FDA concludes a REMS plan is needed, the sponsor of the BLA must submit a proposed REMS plan. The FDA will not approve a BLA without a REMS plan, if required. The FDA has authority to require a REMS plan to ensure that the benefits of a drug or therapeutic biologic outweigh the risks. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control. Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan or otherwise limit the scope of any approval.

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

The Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition - generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the BLA application user fee.

New legislation and regulations

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance documents, and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further new legislation will be enacted, or whether FDA regulations, guidance documents, policies, or interpretations will be changed or what the effect of such changes, if any, may be.

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

Pharmaceutical coverage, pricing and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. Moreover, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”). Under the OBBBA, coverage availability itself may shrink, not merely coverage decisions for a given product and government program retrenchment (especially Medicaid) may reduce the addressable reimbursed patient population, even for FDA-approved products. OBBBA represents a shift from previous measures in that cost-containment is no longer only a policy priority but a legislated fiscal requirement. Because of OBBBA, reimbursement reductions may result indirectly from Medicare sequestration, Medicaid enrollment caps, or State-level payment reductions. Favorable coverage decisions may be short-lived or reversed. OBBBA-mandated coverage changes could have a material adverse effect on reimbursement for use of the Company’s product candidates even if they become commercially viable.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. For example, as a result of the OBBBA’s cost-saving mandates, payors may apply more stringent cost-effectiveness thresholds, coverage decisions may be revisited more frequently or revoked, and administrative barriers may reduce utilization even when nominal coverage exists.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and other third-party payors, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Moreover, as a result of OBBBA’s mandates, even significant investment in pharmacoeconomic data may not be sufficient. Utilization may decline due to eligibility barriers and cost-sharing, without regard to clinical merit, and coverage determinations may vary sharply by state post-OBBBA.

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

Healthcare law and regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians, patient privacy laws and regulations, and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrange for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violation of the federal Anti-Kickback Statue carries criminal penalties and fines as well as administrative sanctions under the Civil Money Penalties Law. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act;

●	federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit an individual or entity from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to be made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willingly falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact, or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created by the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous local, state, and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers; local, state, and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other health care providers and health care entities, or marketing expenditures; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the locale and comply with the pharmaceutical industry’s voluntary compliance guidelines or relevant compliance guidance promulgated by the federal government; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare reform

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019 and further revised, effective January 1, 2025 under the IRA), point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Effective January 1, 2025, certain provisions of the Inflation Reduction Act of 2022 will reduce Medicare Part D beneficiaries’ annual out-of-pocket maximum from $7,050 to $2,000, thereby effectively eliminating the coverage gap. In addition, on July 4, 2025, the President signed into law the OBBBA, which includes significant changes to federal health care programs, particularly Medicaid and the Affordable Care Act marketplaces, that are expected to reduce coverage availability and increase reimbursement pressure. The OBBBA’s cost-containment mandates, including restrictions on eligibility, enrollment, and state financing mechanisms, may further limit the addressable reimbursed patient population and adversely affect pricing, coverage, and utilization of pharmaceutical products.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

●	In August 2011, the Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress, including a reduction of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, this will remain in effect through 2030 unless additional Congressional action is taken.

●	The U.S. American Taxpayer Relief Act of 2012 was signed into law in 2013, which among other things, further reduced Medicare payments to several types of providers.

●	On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

●	The Further Consolidated Appropriations Act, signed into law in 2019, repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instituted in the future.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

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

Employees

As of March 30, 2026, we had one full-time employee and two part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Facilities

We occupy shared office space in Burlington, Massachusetts, under a lease that expires in August 2026, which we use for our corporate headquarters.

Available Information

We are required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or Section 15(d) of the Exchange Act with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider all the following risk factors, together with all of the other information included or incorporated by reference in this Annual Report, including the consolidated financial statements and the accompanying notes and matters addressed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” in evaluating an investment in our Common Stock. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect our business, cash flows, financial condition and results of operations. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations.

Risks Related to Our Business and Industry

Our management has concluded that uncertainties around our ability to raise additional capital, combined with our cash on hand, raises substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our future operations. Any failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

We have concluded that we do not have sufficient cash to fund our operations and drug development and to meet our obligations as they become due for a period of one year from the date that our consolidated financial statements were issued and as a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of our ongoing operating losses and our lack of financing commitments to meet both current obligations and future operating cash requirements. Our ability to continue as a going concern depends upon our ability to generate a profit or obtain appropriate financing from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from third parties on commercially reasonable terms. We will need to raise additional capital to fund our operations and drug development. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. The perception that we may not be able to continue as a going concern may materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern. This perception may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that our stockholders may lose some or all of their investment in us. All of these factors could materially and adversely affect the market value of our Common Stock.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are a pre-clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and we may never achieve or maintain profitability, which could result in a decline in the market value of our Common Stock.

Pharmaceutical and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a pre-clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted our resources to the development of antibody product candidates, our technologies and our DiversImmune® and MultiMabTM platforms. We are not profitable and have had significant operating losses since our inception. As of December 31, 2025, we had an accumulated deficit of $119.0 million. For the years ended December 31, 2025 and December 31, 2024, our net loss was $2.9 million and $7.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We continue to incur significant research and development (“R&D”) and other expenses related to ongoing operations and expect to incur losses for the foreseeable future.

Pre-clinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the pre-clinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. We may also be required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, which may lead to us incurring additional unplanned costs or result in delays in clinical development. In addition, we may be required to redesign or otherwise modify our plans with respect to an ongoing or planned clinical trial, and changing the design of a clinical trial can be expensive and time consuming. An unfavorable outcome in one or more trials would be a major setback for our product candidates and for us. An unfavorable outcome in one or more trials may require us to delay, reduce the scope of or eliminate one or more product development programs, which could have a material adverse effect on our business, financial position, results of operations and future growth prospects.

Our product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We believe that we are at a sufficiently mature development stage with both lead candidates that given adequate funding and, in the case of ABP-102, continued successful collaboration with Celltrion, the ABP-102 program would be able to enter clinical trials in 2026. ABP-102 is in the pre-clinical to Phase 1 transition stage, having received U.S. FDA Investigational New Drug (IND) clearance in January 2026. We have never generated any revenue from product sales and have not obtained regulatory approval for any of our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by pre-clinical-stage biopharmaceutical companies such as ours. We currently do not expect to generate any near-term revenue other than from certain milestone payments under the collaboration agreements relating to our two lead antibodies. We do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the costs of research and development and pre-clinical studies and clinical trials, and due to the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we enter into clinical development of our lead programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, and our existing or future partners, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, achieving contractual milestones under our collaboration agreements, manufacturing any approved products on commercially reasonable terms, realizing royalties on any approved products under our collaboration agreements, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, and our existing or future partners, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which will have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Our product candidates are in early stages of development and have never been tested in a human subject. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates, including ABP-102, for the treatment of breast and gastric cancers, and ABP-201, for the treatment of wet age-related macular degeneration (Wet AMD) and diabetic macular edema (DME), have not yet entered clinical trials. In particular, none of our product candidates has ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future partner must conduct extensive pre-clinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional pre-clinical studies or clinical trials or abandon a program;

●	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to our product candidates;

●	delays in submitting investigational new drug applications (each an “IND”) or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

●	conditions imposed by the FDA, or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in enrolling research subjects in clinical trials;

●	high drop-out rates of research subjects in clinical trials;

●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

●	greater than anticipated clinical trial costs;

●	poor effectiveness of our product candidates during clinical trials;

●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; and

●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

None of our product candidates have been tested in humans. We may ultimately discover that our product candidates do not possess certain properties that we believe are helpful for therapeutic effectiveness, including strong binding for increased efficacy and increased binding sites for increased potency, and safety, including reduced immunogenicity and optimized binding domain position, or dosing, including a longer circulating half-life resulting in reduced dosing required. For example, when administered in a human, we may find that our product candidates perform differently than in pre-clinical studies. We currently have only limited pre-clinical data, and no conclusive evidence, to suggest that we can introduce these favorable properties into any of our product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, certain of our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although certain of our product candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable, and in that case the value of our Common Stock will decline.

Further, we are aware of up to fifteen bispecific antibodies that have been approved by the FDA, nine of which involve bispecific T cell engagers. As such, we believe the FDA has limited early experience with bispecific antibody-based therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, the FDA may require us to provide additional data to support our regulatory applications. We and our existing or future partners may never receive approval to market and commercialize any product candidate. Even if we or an existing or future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our product candidates proves to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody development and reengineer the antibody. Any of these events could have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on our novel therapeutic modality, and we may not generate any revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise be accepted in the market. The antibodies we are developing use relatively new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our platforms and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future partners. Market acceptance of our product candidates will depend on, among other factors:

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

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through pre-clinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant additional funds to conduct further research and development and pre-clinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company, which will require additional funding to operate in parallel with and in addition to our clinical and development costs of our assets.

Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

●	the timing and progress of pre-clinical and clinical development activities;

●	the number and scope of pre-clinical and clinical programs we decide to pursue;

●	the progress of the development efforts of parties with whom we have entered into or may in the future enter into, collaboration and research and development agreements;

●	the timing and amount of milestone or royalty payments we may receive under collaboration agreements;

●	our ability to maintain our current licenses and research and development programs and to establish new collaborations;

●	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

●	the cost and timing of regulatory approvals; and

●	our efforts to hire additional personnel, including personnel to support development, marketing and, if successful, commercialization of our product candidates.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and pre-clinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of debt and equity securities and payments received under our collaboration agreements. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

Our ability to generate revenues from our existing collaborations for licensing and co-development of our product candidates and any future similar arrangements will depend on our ability to successfully develop the product candidates and receive necessary product approvals for commercialization in the agreed territories. We have limited ability to control the actions of our joint development and any other third-party partners, and successful product development will depend to some extent on such third parties performing the functions assigned to them in our contracts.

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

●	third parties have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	third parties may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on pre-clinical study or clinical trial results, changes in strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●	third parties may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	third parties could independently develop, or develop with other third parties, products that compete directly or indirectly with our product candidate if the partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	third parties with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	third parties may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation or other legal proceedings that could jeopardize, invalidate or render unenforceable our intellectual property or proprietary information or expose us to litigation, other legal proceedings or potential liability;

●	third parties may infringe, misappropriate or violate the intellectual property rights of others, which may expose us to litigation, other legal proceedings and potential liability;

●	third parties may engage in misconduct, including non-compliance with regulatory requirements, that may result in governmental investigations or other actions or lawsuits against us or the third party;

●	disputes may arise between our third-party collaborators and our company that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management attention and resources; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner, or at all. If a partner of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure of our existing and any future collaborations would negatively affect our business plans and strategy for our product candidate pipeline, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, to the extent that any of our existing or future partners were to terminate a collaboration agreement, we may be forced to independently develop these product candidates, including funding pre-clinical studies or clinical trials, assuming marketing and distribution costs and maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and a material and adverse effect on our business, financial condition, results of operations and prospects.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses, and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies or hospitals. The competition for partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations, or the partner terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including:

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any such transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

If third parties on which we intend to rely on to conduct certain pre-clinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

We intend to rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor certain pre-clinical studies of our product candidates and will do the same for any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain pre-clinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such pre-clinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our pre-clinical studies or clinical trials, resulting in the pre-clinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of pre-clinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our pre-clinical studies and clinical trials are conducted in accordance with the general investigation plan and protocols for the trial. The FDA requires pre-clinical studies to be conducted in accordance with good laboratory practices, or GLPs, and clinical trials to be conducted in accordance with good clinical practices (“GCPs”), including for designing, conducting, recording and reporting the results of pre-clinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Because we may rely on third-party manufacturing and supply partners for pre-clinical and clinical development materials, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

We produce only small-scale quantities of our antibodies and reagents for characterization, in vivo and in vitro assessment. We may rely on third-party contract manufacturers to manufacture our pre-clinical and clinical trial product supplies. We do not currently own manufacturing facilities for producing such supplies. There can be no assurance that our pre-clinical or clinical development product supplies will not be limited or interrupted or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

We expect to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we then have existing manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our failure or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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

Our understanding of both the number of people who suffer from HER2+ breast and gastric cancers or other tumors that can be treated with VEGF inhibitors, is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We are aware of several companies that are developing antibodies for the treatment of cancer and autoimmune diseases. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to develop and protect antibodies that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, or less expensive than the antibodies we develop.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact on our level of expertise and our ability to execute our business plan.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 30, 2026, we had one full-time employee and two part-time employees. Our focus on the development of our product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/ or to accomplish all of our objectives.

We may experience difficulties in managing our growth and expanding our operations.

We have limited experience in product development and have not begun clinical trials for any of our product candidates. As our product candidates enter and advance through pre-clinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. We may also experience difficulties in the discovery and development of new antibody product candidates using our DiversImmune® and MultiMabTM platforms if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If any of our product candidates is approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have no sales, marketing or distribution capabilities or experience. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into partnerships with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supportive distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for any of our product candidates, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

As we move into conducting clinical trials of our product candidates, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of antibody treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently do not have product liability insurance and will need to obtain such insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurances may be becoming increasingly expensive As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees, principal investigators, consultants and commercial partners, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

Our internal computer systems and those of CROs and other contractors and consultants we use or may use in the future, may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of pre-clinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and the development of our product candidates could be delayed.

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

Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of the Commonwealth of Massachusetts and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

We or the third parties upon whom we depend may be adversely affected by natural disasters and we may not be adequately protected from a serious disaster.

Our current operations are located outside of Boston, Massachusetts. Any unplanned event, such as flood, fire, explosion, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to this facility may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters such as snowstorms or hurricanes could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We do not currently have disaster recovery and business continuity plans in place, and this may have adverse consequences in the event of a serious disaster or similar event. As a result, we may incur substantial expenses, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at this facility or the facilities maintained and insured by our third party vendors, contractors or development partners, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our offices or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technologies and product candidates. Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. We previously were party to an Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (“MSK”), which was terminated by MSK in September 2023 for our failure to fulfil our payment obligations to MSK. MSK has demanded payments totaling approximately $1.2 million. We have contacted MSK about possible settlement, have responded to a counterproposal received from MSK in February 2024 and are continuing discussions. See “Legal Proceedings” for more information.

We are in breach of our obligations under our license agreement with MedImmune/AstraZeneca. See ” - Through our AbMed subsidiary, we have in-licensed certain intellectual property rights relating to ABP-201 from MedImmune Limited, or MedImmune (now AstraZeneca), and are in breach of the terms of our license agreement with MedImmune/AstraZeneca.” Our breach of this license agreement or breach of any other license agreement, or the use of intellectual property licensed to us in an unauthorized manner, may require us to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications that we license from third parties. For example, pursuant to each of our intellectual property licenses with MedImmune, and the National Cancer Institute (“NCI”), our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of the patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products or product candidates that are subject of such licensed rights could be materially adversely affected.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our current or future technologies or product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, the standard expiration of a patent is generally 20 years after it is filed. Various extensions may be available. However, the life of a patent and the protection it affords is limited. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, given the large amount of time required for the research, development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). Additionally, a patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. An extension may not be granted or may be limited because of, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and pre-clinical data and launching their product earlier than might otherwise be the case, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. The recent decision by the Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes claims directed to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and that is unmodified. This decision has yet to be clearly interpreted by other courts and by the USPTO. We cannot assure you that the interpretations of this decision or that subsequent rulings will not adversely impact on our owned or in-licensed patents or patent applications. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce our existing owned or in-licensed patents and patents that we might obtain or in-license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may have a material adverse effect on our and our licensors’ ability to obtain new patents or to protect and enforce our owned or in-licensed patents or that we may obtain or in-license in the future.

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

Filing, prosecuting and defending patents on current or future technologies or product candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Because the antibody landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or product candidates. If such an infringement claim should be brought successfully, we may be required to pay substantial damages, be forced to abandon our current or future technologies or product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

In addition to seeking patent protection for certain aspects of our current or future technologies and product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. However, trade secrets and know-how can be difficult to protect. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We may also become involved in inventorship disputes relating to inventions and patents developed by our employees or consultants under such agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or securing title to an employee-or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets or other proprietary information of our employees’ or consultants’ former employers or their clients.

Many of our employees were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information from their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or may be enjoined from using such intellectual property and would likely divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. A loss of key research personnel or their work product could limit our ability to commercialize, or prevent us from commercializing, our current or future technologies or product candidates, which could materially harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be materially adversely affected.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

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

All of our product candidates are in pre-clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We are planning for clinical trials of our two lead product candidates, ABP-102 for the treatment of breast and gastric cancers, and ABP-201 for the treatment of wet age-related macular degeneration (Wet AMD) and diabetic macular edema (DME). We expect to initiate clinical trials for ABP-102 in the first half of 2026 in conjunction with our Korean collaborators. The clinical trials for APB-201 are planned for the second half of 2027 if appropriate funding is secured. . Commencing these clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. Even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional pre-clinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We may experience delays in completing our pre-clinical studies and initiating or completing clinical trials of our product candidates. We do not know whether planned pre-clinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the severity of the disease under investigation, our payments for conducting clinical trials, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating. Especially because our product candidates may initially target indications that may be characterized as orphan markets, the clinical trial timeline for the regulatory process could be prolonged if sufficient patients cannot be enrolled in a timely manner. Furthermore, we expect to rely on our partners, CROs and clinical trial sites, to ensure the proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future partners to begin selling them. We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from pre-clinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Any regulatory approvals that we or our existing or future partners obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners;

●	suspension or revocation of product license approvals;

●	product seizure or detention or refusal to permit the import or export of products; and

●	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

We may attempt to secure approval from the FDA through the use of accelerated approval pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional pre-clinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates, including ABP-102 and ABP-201. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any of our current or future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in 2010, the Affordable Care Act, or the ACA, was enacted in the United States. Among other provisions, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through the 2032 fiscal year, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products.

Most significantly, the Inflation Reduction Act, or the IRA, was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), redesigns the Medicare Part D benefit (beginning in 2025), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). Under the IRA, small molecule drugs and biologics that otherwise qualify for selection first become eligible for price negotiation seven and eleven years, respectively, after U.S. FDA approval. The IRA permits the Secretary of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and for the subsequent 15 drugs, which will first be effective in 2027, as well as the next 15 drugs that will be subject to price negotiation. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. HHS has issued and will continue to issue guidance implementing the IRA, although the program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Additional drug pricing proposals could appear in future legislation.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is also pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

At the state level, state governments have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for any of our current and future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

We expect that these existing laws and other healthcare reform measures both at the federal and state level that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our current or future product candidates, if we obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to obtain coverage and reimbursement approval for a product;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology and making decisions on pricing and reimbursement.

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

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violation of the federal Anti-Kickback Statue carries criminal penalties and fines as well as administrative sanctions under the Civil Money Penalties Law. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act;

●	the federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalties laws that impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	the analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other health care providers and health care entities, or marketing expenditures; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the United States and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy (a “REMS”), after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We intend to rely on third-party manufacturers, and we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future partners, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its product. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Coverage and reimbursement may impact on the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities. We have adopted a Code of Business Conduct and Ethics, which was effective upon the Closing of the Business Combination, and expect to prepare and implement policies and procedures to ensure compliance with such code. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government is in the process of enacting comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This prospectus does not discuss any such tax legislation or the manner in which it might affect purchasers of our Common Stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our Common Stock.

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

We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, some of which are outside of our control. As of December 31, 2025, we had federal net operating loss carryforwards of approximately $92.7 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Risks Related to Our Organization and Structure

Our Charter and the Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter and the Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, the Charter or the Bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine, and (b) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The exclusive forum provision may increase the costs for a stockholder to bring a claim or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

Our management has limited experience in operating a U.S.-listed public company.

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

Our current management has limited experience in the management of a U.S.-listed public company. Our management team may not successfully or effectively manage our transition to a U.S.-listed public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of U.S.-listed public companies. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company listed on a public exchange in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

We also spent considerable management time in connection with our restatement of previously issued financial statements as of the periods ended September 30, 2024 for Abpro Corporation, and December 31, 2023 and December 31, 2022 for Abpro Holdings, Inc. This was due to prior period accounting errors resulting from the understatement of liabilities under one of the Company’s license agreements, as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

In the prior years, we have identified material weakness in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports and weaken investor confidence in our financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 due to the material weaknesses identified in prior year. For the year ended December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures contained a material weaknesses, due to the Company having inadequate segregation of duties over internal wire transfer authorization and access to bank accounts, inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements, and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting. As of December 31, 2025, the Company successfully remediated a previous material weakness related to segregation of duties over internal wire transfer authorization and access to bank accounts. The Company is in process of implementing and testing its internal control to address the remaining material weaknesses. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Material weaknesses in internal control over financial reporting could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

To address the material weaknesses, management devoted significant effort and resources to the remediation and improvement of its internal controls over financial reporting. The Company redesigned and implemented proper authorization procedures and access controls with respect to wire transfers and bank account access. The Company will continue to implement a review process by management and the Board of Directors to ensure timely identification of liabilities related to the contractual obligations and license agreements and will continue to develop formalized policies and procedures regarding internal controls over financial reporting. These material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

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

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our manufacturing operations, customer billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting. We expect that complying with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These increased costs will increase our net loss, and we cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

We are an “emerging growth company,” and our reduced SEC reporting requirements may make our shares less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the of the date of the completion of the ACAB IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

Risks Related to this Offering and Ownership of Our Common Stock

Holders of our warrants will have no rights as a common stockholder until they acquire our common stock.

Until you acquire shares of our common stock upon exercise of your warrants, you will have no rights with respect to shares of our Common Stock issuable upon exercise of your warrants. Upon exercise of your warrants, you will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date. Without an active trading market, the liquidity of the warrants will be limited.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our shares.

On April 2, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department Staff of Nasdaq (the “Staff”) notifying the Company that, based on the closing bid price of the Company’s Common Stock for the 30 consecutive business days prior to receipt of such notice, the Company no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Pursuant to the Nasdaq Listing Rules, the Company had been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. The letter stated that the Company had 180 calendar days, or until September 29, 2025, to regain compliance. To regain compliance, the closing bid price of the Company’s Common Stock had to be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 29, 2025.

On April 10, 2025, the Company received two letters from the Staff of Nasdaq. One letter (the “MVPHS Notice”) indicated that based upon Nasdaq’s review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days prior to the date of the MVPHS Notice, the Company no longer meets the requirements of Nasdaq Listing Rule 5450(b)(2)(C), which requires listed securities to maintain a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”). The second letter notified the Company that from February 20, 2025 to April 9, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). Each letter stated that the Company had 180 calendar days, or until October 7, 2025, to regain compliance.

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

A Nasdaq hearing was held on October 30, 2025. During the Nasdaq hearing, the Company presented its plans to regain compliance with the Minimum Bid Price Requirement, the MVPHS Requirement and the MVLS Requirement. On November 10, 2025, the Company received a decision letter from the Panel granting the Company’s request for continued listing on The Nasdaq Stock Market, subject to the Company’s strict adherence to certain interim deadlines and conditions. The Panel will maintain jurisdiction over the Company’s listing through March 30, 2026, and may reconsider the terms of the exception or delist the Company if it fails to meet any of the imposed deadlines or becomes deficient with any listing rule during this period.

If we are unable to regain compliance with the Minimum Bid Price Rule, MVPHS Requirement and MVLS Requirement, and maintain compliance with other continued listing requirements, Nasdaq can take steps to delist our shares. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so.

On February 18, 2026, the Company received written notification from the Nasdaq Listings Qualifications Panel that the Company’s securities were to be delisted from Nasdaq, effective February 23, 2026. Following the delisting, our securities are currently quoted on the OTC Markets Pink Limited tier (the “OTC Pink”) under the symbol “ABPO.” Trading on the OTC Pink may result in reduced liquidity, fewer market makers for our Common Stock, greater volatility in the market price of our Common Stock, and reduced ability for us to raise additional capital.

On March 18, 2026, we filed an appeal of the Nasdaq Stock Market de-listing determination. We can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If we are unsuccessful in our appeal to Nasdaq and do not regain listing on the Nasdaq or another national exchange, we could face significant material adverse consequences, including the loss of federal preemption of state securities laws (blue sky laws) that will make certain finance and securities transactions more costly and involve increased complexities, along with the costs associated with trading on the Over-the-Counter, as well as the following:

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

Our Reverse Stock Split may decrease the liquidity of the shares of our Common Stock.

Effective October 31, 2025, we effected a reverse stock split of our Common Stock at a 1-for-30 ratio to regain compliance with Nasdaq’s Minimum Bid Price Requirement. The liquidity of the shares of our Common Stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split increased the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following a reverse stock split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.

Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split, including the Reverse Stock Split, will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.

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

The trading market for our shares will depend on the research and reports that securities or industry analysts publish about us or our business. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, the share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price and/or trading volume to decline.

Our Common Stock price may decline and you could lose all or part of your investment as a result.

The trading price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your Common Stock at an attractive price due to a number of factors such as those listed in “- Risks Related to Our Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	announcements of estimates by third parties of actual or anticipated changes in the size of our customer base or the level of customer engagement;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	additional securities being sold or issued into the market by us or any of the existing shareholders or the anticipation of such sales, including if we issue shares to satisfy restricted stock unit related tax obligations or if existing shareholders sell shares into the market when applicable “lock-up” periods end;

●	investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our Common Stock;

●	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;

●	the size of our public float;

●	actions by institutional or activist shareholders;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

●	changes in senior management or key personnel;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Our shareholders may experience dilution in the future.

The percentage of our Common Stock owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, or exercise of our warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Common Stock.

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

In addition, the shares of our Common Stock reserved for future issuance under the 2024 Incentive Plan, the Company’s active stock compensation plan, will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the 2024 Incentive Plan is 208,026 shares of Common Stock. In addition, the 2024 Incentive Plan includes an evergreen feature that will allow our Board, in its sole discretion, to reserve additional shares of Common Stock for future issuance under the 2024 Incentive Plan each calendar year, Beginning January 1, 2026 and ending on and including January 1, 2034 equal to the lesser of 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and a smaller number of shares determined by the Board. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to the 2024 Incentive Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market.

In the future, we may also issue securities in connection with investments or acquisitions. The amount of Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our shareholders.

We will need additional financing to fund operations and to expand our business, including to pursue acquisitions and other strategic opportunities.

We intend to fund our current working capital needs in the ordinary course of business and to continue to expand our business with our existing cash and cash equivalents, and cash flows from collaboration arrangements. However, we may from time to time need additional financing to fund operations and to expand our business. We may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that any such financing or funding would be available to us on acceptable terms or at all. We do not believe this would harm our chances of raising capital but could affect the sale price and number of securities we need to issue.

There is no assurance that the holders of the Public and Private Warrants will elect to exercise any or all of the Public and Private Warrants, which could impact our liquidity position. To the extent that the Private Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Private Warrants will decrease. We believe the likelihood that warrant holders will exercise their Public and Private Warrants, and therefore the amount of cash that we would receive is, among other things, dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the applicable exercise price of $114.90, subject to adjustment as described herein, we believe such holders will be unlikely to exercise their Public and Private Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

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

Governance

Board of Directors Oversight

Our Board is aware of the critical nature of managing risks associated with cybersecurity threats and recognizes the significance of these threats to our operational integrity and stockholder confidence.

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

ITEM 2. PROPERTIES

Our principal offices are located at 100 Summit Drive, Burlington, Massachusetts 01803. We operate under a short-term shared office lease (month-to-month with a term of less than 12 months), which commenced in August 2025.

Prior to August 2025, we operated from 68 Cummings Park Drive, Woburn, Massachusetts 01801. That lease was terminated in July 2025. We also occupied approximately 2,800 square feet of office and laboratory space in Burlington, Massachusetts, under a lease that expired on April 30, 2025, which we used primarily for research and development activities.

We believe that our current facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The following is a summary of material legal proceedings as of the date of this filing. See also Note 10 to our consolidated financial statements for additional information regarding contingent liabilities.

On June 17, 2025, a former director filed a lawsuit against the Company alleging damages of approximately $748,000 for consulting fees, bonuses, and for unpaid promissory note principal and interest, of which approximately $140,000 was paid in the fourth quarter of 2025. On November 10, 2025, the Suffolk Superior Court issued a preliminary injunction prohibiting the Company from transferring its assets without court approval outside the ordinary course of business. On April 15, 2026, the Company settled this claim in full for the total amount of approximately $390,000 pending payment of the settlement amount.

In March 2017, we entered into an Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (“MSK”), which was subsequently amended by Amendment No. 1 to Exclusive License Agreement dated March 31, 2017, Amendment No. 2 to Exclusive License Agreement dated March 31, 2018, and Amendment No. 3 to Exclusive License Agreement dated December 31, 2019 (collectively, the “Exclusive MSK License Agreement”). In June 2023, we received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,060,405 in principal and $169,173 in interest. We do not dispute the payment obligations under the Exclusive MSK License Agreement and have not made the payment to preserve cash. We are working on a settlement agreement including a cash component significantly less than the face amount of the obligation. As of December 31, 2025 and 2024, the Company had accrued amounts associated with outstanding MSK obligations. MSK has issued a demand of approximately $1.2 million.

In January 2023, we entered into a settlement agreement with Parexel International (IRL) Limited relating to payment obligations arising out of a clinical trial performed by Parexel, which was co-financed by the Company and Mabwell (Shanghai) Bioscience Co., Ltd. (SHA: 688062), a biopharmaceutical company headquartered in Shanghai, China (“Mabwell”). The Company made some but not all installment payments due under the settlement agreement and Parexel filed a complaint in Superior Court in Middlesex County, Massachusetts in April 2023. Parexel subsequently amended the complaint twice and filed a motion for default judgment in September 2023 seeking contractual damages of approximately $640,000 plus additional damages under Massachusetts Chapter 93A for deceptive business practices. A hearing on the motion was held on January 9, 2024. The court asked for additional submissions by January 16, 2024 and indicated that a ruling would follow thereafter. On January 26, 2024, the court entered a judgment in the case awarding Parexel a total of approximately $700,000 and rejecting Parexel’s claim under Chapter 93A. As of December 31, 2025 and 2024, the Company recorded liability for the outstanding balance under this settlement agreement of approximately $869,000 and $785,000, including the accrued interest, respectively.

We are unable to predict the ultimate outcome of these matters, the timing of any final decisions of various agencies or courts, or the impact on our results of operations, financial condition or cash flows. Adverse outcomes in any of these matters or in the aggregate, if liability is ultimately found against us, could require significant cash payments and materially adversely affect our financial condition, and impede or hinder our operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was previously listed on the Nasdaq Global Market under the symbol “ABP” from November 14, 2024 until February 23, 2026, when trading was suspended following a delisting determination by the Nasdaq Listings Qualifications Panel. Since February 23, 2026, our Common Stock has been trading on the OTC Pink Limited Market under the symbol “ABPO.”

Our warrants (symbol “ABPWW”) were also previously listed on Nasdaq, and since being delisted have been trading on the OTC Pink Limited Market.

Holders of Record

As of March 30, 2026, there were 76 holders of record of our Common Stock. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders (the “2025 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K (the “Form 10-K/A”), which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2025.

Sales of Unregistered Securities

On October 30, 2024, the Company and Abpro Corporation entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“YA”). Subject to the satisfaction of the conditions set forth in the SEPA, YA was to advance to the Company the aggregate principal amount of $5.0 million (the “Pre-Paid Advance”), which was to be evidenced by convertible promissory notes. The Pre-Paid Advance was to be funded in two tranches: (i) the first tranche, in the principal amount of $3.0 million, was advanced the first trading day following the Closing of the Merger, and (ii) the second and final tranche, in the principal amount of $2.0 million was to be advanced on the later of (a) the second trading day following the effectiveness of the initial registration statement filed pursuant to the registration rights agreement and (b) the second trading day upon receipt of the required shareholder approval to issue shares of the Company’s Common Stock in excess of the Exchange Cap (as defined in the SEPA).

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

Prior to its delisting from NASDAQ in February 2026, the Company had the right, but not the obligation, to issue shares of its Common Stock pursuant to the SEPA to YA (“Advance Shares”, and such issuance and sale, an “Advance”) and YA shall subscribe for and purchase from the Company such Advance Shares, through written notice by the Company to YA (an “Advance Notice”), provided (i) no balance is outstanding under the Convertible Notes, or (ii) if there is a balance outstanding under a Convertible Note, an Amortization Event (as defined in the Convertible Note agreements), has occurred in accordance with and subject to the terms of the SEPA.

During the year ended December 31, 2025, the Company issued YA an aggregate of 881,472 shares of common stock in connection with the conversion of the full balances of the First and Second Convertible Notes.

During the year ended December 31, 2025, the Company issued YA an aggregate of 152,377 shares of common stock pursuant to Advance Notices and received approximately $1.0 million in net proceeds from the sales of Advance Shares. In connection with the foregoing, the Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

In January and February 2026, the Company issued 3,162,785 restricted shares of Common Stock under an Advance Notice to YA II PN, Ltd. in accordance with the terms of the SEPA, for gross proceeds of approximately $7.3 million ($6.7 million net of fees of approximately $0.6 million). The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

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

Unless otherwise indicated or the context otherwise requires, references in this section to “Abpro,” “we,” “us,” “our,” the “Company,” and other similar terms refer to Abpro Holdings, Inc. and its subsidiaries.

Overview

Abpro Holdings, Inc. (together with its subsidiaries, the “Company”) is a biotechnology company dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease. By leveraging our proprietary DiversImmune® and MultiMabTM antibody discovery and engineering platforms, we are developing a pipeline of antibodies, both independently and through collaborations with global pharmaceutical and research institutions.

Our two lead product candidates, ABP-102 and ABP-201, feature our next generation tetravalent antibody format, or TetraBi antibody format, which binds to two different targets with two distinct binding sites per target.

Merger

On November 13, 2024 (the “Closing Date”), Atlantic Coastal Acquisition Corp. II (“ACAB”) consummated a merger (the “Merger”) pursuant to the terms of the Merger Agreement, dated as of December 11, 2023 (the “Merger Agreement”) by and among Abpro Corporation (“Legacy Abpro”), ACAB, and Abpro Merger Sub Corp., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of ACAB prior to the Closing. Pursuant to the Merger Agreement, on the Closing Date, (i) ACAB changed its name to “Abpro Holdings, Inc.”, and (ii) Merger Sub merged with and into Legacy Abpro, with Legacy Abpro as the surviving company in the Merger (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. Shares of the Company commenced trading on the Nasdaq Global Market on November 14, 2024.

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

Impact of Macroeconomic Events

Our business and operations may be negatively affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as changes in trade policies, including sanctions, treaties, tariffs, regulatory requirements, and other limitations on cross-border operations, changes in inflation and fluctuations in interest rates, instability in the banking and financial services sector, declines in consumer confidence, declines in economic growth, uncertainty in the markets, geo-political and economic instability, and tensions in U.S.-China relations. The extent, severity, and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed.

Recent Developments

On October 16, 2025, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”), which became effective on October 31, 2025, to effect a one-for-thirty (1:30) reverse stock split (the “Reverse Stock Split”), of the shares of the Company’s Common Stock. The Reverse Stock Split was approved by the Company’s stockholders at the 2025 annual meeting of the stockholders on October 10, 2025.

As a result of the Reverse Stock Split, every 30 shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the Reverse Stock Split ratio were entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share.

Following the Reverse Stock Split, the number of shares of Common Stock outstanding were proportionally reduced from 81,150,000 shares to approximately 2,705,061 shares. The shares of Common Stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices. Unless we indicate otherwise or the context otherwise requires, all information in this section gives effect to this Reverse Stock Split.

The Common Stock began trading on a reverse stock split-adjusted basis upon market open on November 3, 2025. The ticker symbol for the Common Stock remained “ABP” under CUSIP number (following the Reverse Stock Split) 000847202. Following the Nasdaq delisting of our securities on the Nasdaq Capital Market, effective February 23, 2026, our securities are trading on the OTC Pink Limited Market under the ticker symbol “ABPO”.

Results of Operations

Results of Operations for the Years Ended December 31, 2025 and 2024

The following is a comparative discussion of our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	For the Years Ended December 31,
	2025	2024	Change	%
Revenue:
Research and development services	$-	$183	$(183)	-100%
Total revenue	-	183	(183)	-100%
Operating expenses:
Research and development	989	2,983	(1,994)	-67%
General and administrative	7,463	7,121	342	5%
Total operating expenses	8,452	10,104	(1,652)	-16%
Loss from operations	(8,452)	(9,921)	1,469	-15%
Other income, net	5,560	2,689	2,871	107%
Net loss	$(2,892)	$(7,232)	$4,340	-60%

Revenue

We did not generate any material revenues during the years ended December 31, 2025 and 2024. Our research and development services revenue decreased by $0.2 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, due to the revenue earned from the research and development services performed for Celltrion related to ABP-102 development. No such research and development services revenue was earned during the year ended December 31, 2025. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials.

Research and development expenses decreased by $2.0 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the majority of research and development personnel being on furlough since October 2024 and then subsequently terminated in the fourth quarter of 2025. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to resume our research and development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors, and senior advisors; professional service fees, including accounting, legal, and other consulting services. General and administrative expenses increased by $0.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the increase in costs of operating as a public company, including legal, accounting advisory, and insurance expenses, since the closing date of the Merger in November 2024.

Other Income, Net

Other income, net increased to $5.6 million for the year ended December 31, 2025, from $2.7 million in other income for the year ended December 31, 2024. The other income realized for the year ended December 31, 2025 is primarily related to the derecognition of a $4.4 million liability for excise taxes payable and of a $3.3 million derecognition of Mabwell liability, partially offset by $1.1 million in interest expenses and $0.8 million loss on the change in fair value of embedded derivative liability related the convertible notes. The other income for the year ended December 31, 2024 was primarily due to the reversal of another $3.5 million liability to Mabwell during 2024, partially offset by $0.4 million in interest expense related to various notes payable in place throughout 2024, $0.3 million loss on the change in fair value of the forward purchase agreement and $0.3 million loss on the change in the fair value of the SEPA put rights assets (as defined in the notes to the consolidated financial statements).

Liquidity, Capital Resources and Going Concern

To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through payments received in connection with collaboration and license agreements. Since our inception, we incurred significant recurring losses, including a net loss of $2.9 million and $7.2 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $119.0 million. We expect to incur operating losses in the foreseeable future.

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

On February 18, 2026, the Company received written notification from the Nasdaq Listings Qualifications Panel that the Company’s securities were to be delisted from Nasdaq, effective February 23, 2026. Following the delisting, our securities are currently quoted on the OTC Markets Pink Limited tier (the “OTC Pink”) under the symbol “ABPO.” Trading on the OTC Pink may result in reduced liquidity, fewer market makers for our Common Stock, greater volatility in the market price of our Common Stock, and reduced ability for us to raise additional capital.

On March 18, 2026, we filed an appeal of the Nasdaq Stock Market de-listing determination. We can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If we are unsuccessful in our appeal to Nasdaq and do not regain listing on the Nasdaq or another national exchange, we could face significant material adverse consequences, including the loss of federal preemption of state securities laws (blue sky laws) that will make certain finance and securities transactions more costly and involve increase complexities, along with the costs associated with trading on the Over-the-Counter, as well as the following:

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

As of December 31, 2025, the Company had cash of $67 thousand. On June 23, 2025, the Company received net proceeds of $1.8 million the Second Convertible Note pursuant to the SEPA (see Note 13 to the consolidated financial statements).

Between July and December 2025, the Company issued seven Advance Notices to YA (see Note 13) in accordance with the terms of the SEPA, under which YA purchased from the Company the total of 152,377 common stock shares, raising approximately $1 million in total net proceeds.

In January and February 2026, the Company issued 3,162,785 shares of common stock with the aggregate gross purchase price of $7.3 million under an Advance Notice to YA in accordance with the terms of the SEPA.

Due to its current liabilities and considering its future cash needs to cover both research and development activities and administrative expenses, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these consolidated financial statements are issued. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to slow cash burn, extending the cash runway until financing can be secured. The consolidated financial statements included elsewhere in this filing do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders and the rights of the stockholders of the Company following the Closing of the Merger. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	For the Years Ended December 31,
	2025	2024	Change	%
Net cash used in operating activities	$(6,006)	$(9,030)	$3,024	-33%
Net cash provided by investing activities	$26	$-	$26	100%
Net cash provided by financing activities	$3,070	$11,161	$(8,091)	-72%

Net cash used in operating activities for the year ended December 31, 2025, decreased by $3.0 million as compared to the year ended December 31, 2024. The decrease in net cash used for operating activities was primarily due to a $1.0 million decrease in operating cash spent driven by a decrease in research and development activities, with approximately $1.0 million of additional expenses incurred in excess of payments in 2025, approximately $0.8 million of payments in excess of expenses incurred in 2024.

Net cash provided by investing activities increased by $26 thousand for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The Company sold laboratory equipment during the year ended December 31, 2025. No property or equipment was sold during the year ended December 31, 2024.

Net cash provided by financing activities decreased by $8.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. During the year ended December 31, 2025, the Company received net proceeds of $1.8 million from the Second Convertible Note, $1.1 million in net proceeds from the issuance of shares under the SEPA arrangement, and $0.1 million from the settlement of the Forward Purchase Agreement. During the year ended December 31, 2024, the Company received net proceeds of $10.4 million from the PIPE Financing, $2.8 million in net proceeds from the First Convertible Note, and $0.5 million from the Merger (which includes $2.4 million proceeds from the trust account, less $1.9 million used to settle the ACAB liabilities at the closing of the Merger). These proceeds were partially offset by the payments of $1.4 million in offering costs and $1.1 million cash transferred into escrow pursuant to the Forward Purchase Agreement.

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

Share-based Compensation

Our share-based compensation program awards include stock options and restricted stock awards. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair value of our common stock on the date of the grant. The fair value of the awards is then expensed over the requisite service period, generally the vesting period, for each award as compensation expense.

We do not have sufficient history of market prices of its common stock, and as such, volatility is estimated using historical volatilities of similar public entities. The peer group was developed based on companies in the biotechnology industry. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The expected term of the awards is estimated based on the simplified method for grants to employees and is based on the contractual term for non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends.

In determining the exercise prices of options granted, our Board has considered the fair value of the common stock as of the measurement date. As Legacy Abpro’s common stock was not traded prior to the Merger, the fair value of the common stock was determined by the Board at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, our financial position and historical financial performance, the status of technological developments within our proposed products, an evaluation or benchmark of our competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of our capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred stockholders, and then prospects of a liquidity event, among others.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 8. Financial Statements and Supplementary Data

ABPRO HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Abpro Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abpro Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, has negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2023.

Boston, MA

April 15, 2026

ABPRO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024

Assets
Current assets:
Cash	$67	$2,850
Accounts receivable	183	183
Prepaid expenses and other current assets	480	446
Forward purchase agreement asset	-	155
Security deposits	55	-
SEPA put rights asset	96	-
Restricted cash	15	142
Total current assets	896	3,776

Property and equipment, net	-	37
Right-of-use asset - operating lease	-	418
Security deposits	-	66
Patents, net	167	176
SEPA put rights asset	-	188
Total assets	$1,063	$4,661

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,323	$3,936
Accrued expenses	3,875	7,496
Excise taxes payable	-	4,401
Operating lease liability, current	-	456
Income taxes payable	-	366
Notes payable – related parties	147	147
Convertible notes	-	2,725
Embedded derivative liability	-	80
Total current liabilities	9,345	19,607

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 110,000,000 shares authorized; 2,733,263 and 1,727,192 shares issued, 2,733,263 and 1,694,414 shares outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Treasury stock, zero and 32,778 shares at December 31, 2025 and December 31, 2024, respectively, at cost	-	-
Additional paid-in capital	110,164	100,608
Accumulated deficit	(118,995)	(116,103)
Total Abpro Holdings, Inc.'s stockholders' deficit	(8,831)	(15,495)
Non-controlling interest	549	549
Total stockholders' deficit	(8,282)	(14,946)
Total liabilities and stockholders’ deficit	$1,063	$4,661

The accompanying notes are an integral part of these consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024

Revenue:
Research and development services	$-	$183

Operating expenses:
Research and development	989	2,983
General and administrative	7,463	7,121
Total operating expenses	8,452	10,104

Loss from operations	(8,452)	(9,921)

Other (expense) income:
Derecognition of Mabwell liability (see Note 19)	3,300	-
Gain on reversal of excise taxes payable (see Note 10)	4,401	-
Other income (see Note 2)	-	3,556
Change in fair value of forward purchase agreement asset	(23)	(339)
Change in fair value of SEPA put rights asset	(92)	(312)
Change in fair value of embedded derivative liability	(773)	(11)
Gain on extinguishment of accrued liabilities	200	173
Loss on settlement of convertible notes	(358)	-
Interest income	33	9
Interest expense	(1,128)	(387)
Total other income, net	5,560	2,689

Net loss	$(2,892)	$(7,232)

Deemed dividend resulting from the warrant down round	-	(10,177)

Net loss attributable to common stockholders	$(2,892)	$(17,409)

Loss per share
Basic and diluted	$(1.30)	$(22.31)

Weighted average shares outstanding - basic and diluted	2,232,610	780,332

The accompanying notes are an integral part of these consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

(Amounts in thousands, except share data)

	Series A Redeemable, Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Series F Convertible		Total Convertible Preferred					Additional		Total Abpro’s	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	1,727,192	$-	(32,778)	$-	$100,608	$(116,103)	$(15,495)	$549	$(14,946)
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	-	-	-	-	-	-
Warrants issued to related party lender	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	714	-	714	-	714
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,885	-	1,885	-	1,885
Common stock issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	-	881,472	-	-	-	5,936	-	5,936	-	5,936
Issuance of Advance Shares, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	152,377	-	-	-	1,021	-	1,021	-	1,021
Cancellation of Treasury Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,778)	-	32,778	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,892)	(2,892)	-	(2,892)
Balances, as of December 31, 2025	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	2,733,263	-	-	-	110,164	(118,995)	(8,831)	549	(8,282)

	Series A Redeemable, Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Series F Convertible		Total Convertible Preferred					Additional		Total Abpro’s	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2023	3,938,098	$1,795	1,281,402	$1,401	4,101,409	$14,949	2,679,397	$17,622	6,756,246	$29,841	1,136,049	$9,991	$75,599	646,044	$-	(7,006)	$(33)	$19,920	$(108,871)	$(88,984)	$549	$(88,435)
Vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	-	2,017	-	-	-	-	-	-	-	-
The Merger, net of transaction costs and acquired liabilities	(3,938,098)	(1,795)	(1,281,402)	(1,401)	(4,101,409)	(14,949)	(2,679,397)	(17,622)	(6,756,246)	(29,841)	(1,136,049)	(9,991)	(75,599)	955,884	-	(25,772)	33	68,073	-	68,106	-	68,106
Issuance of common stock in the PIPE Financing, net of transactions costs of $863,474	-	-	-	-	-	-	-	-	-	-	-	-	-	113,342	-	-	-	10,361	-	10,361	-	10,361
SEPA commitment fee paid in shares	-	-	-	-	-	-	-	-	-	-	-	-	-	9,905	-	-	-	327	-	327	-	327
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,927	-	1,927	-	1,927
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,232)	(7,232)	-	(7,232)
Balances, as of December 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	1,727,192	-	(32,778)	-	100,608	(116,103)	(15,495)	549	(14,946)

The accompanying notes are an integral part of these consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,892)	$(7,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21	74
Share-based compensation	1,489	1,927
Amortization of operating lease right-of-use assets	418	548
Noncash interest expense	854	39
Loss on settlement of convertible notes	358	-
Derecognition of Mabwell liability (see Note 19)	(3,300)	-
Gain on reversal of excise taxes payable (see Note 10)	(4,401)	-
Other income (see Note 2)	-	(3,556)
Amortization of debt discount	160	-
Change in fair value of forward purchase agreement asset	23	339
Change in fair value of SEPA put rights asset	92	312
Change in fair value of embedded derivative liability	773	11
Gain on extinguishment of accrued liabilities	(200)	(173)
Changes in operating assets and liabilities:
Accounts receivable	-	(95)
Prepaid expenses and other current assets	(34)	(233)
Security deposits	11	-
Accounts payable	1,247	(860)
Accrued expenses	197	378
Excise taxes payable	-	57
Income taxes payable	(366)	-
Operating lease liability	(456)	(566)
Net cash used in operating activities	(6,006)	(9,030)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	26	-

Cash Flows from Financing Activities:
Net proceeds from the Merger	-	490
Net proceeds from PIPE financing	-	10,361
Cash transferred into escrow pursuant to Forward Purchase Agreement	-	(1,134)
Proceeds from settlement of Forward Purchase Agreement	132	-
Proceeds from issuance of notes payable - related party	-	5,883
Payment of notes payable - related party	-	(5,735)
Proceeds from issuance of Convertible Notes, net of issuance costs	1,840	2,755
Proceeds from issuance of Note payable	553	-
Payments on Note payable	(553)	-
Issuance of Advance Shares	1,098	-
Payment of offering costs	-	(1,442)
Repayment of finance lease liabilities	-	(17)
Net cash provided by financing activities	3,070	11,161

Net change in cash and restricted cash	(2,910)	2,131
Cash and restricted cash - beginning of period	2,992	861
Cash and restricted cash - end of period	$82	$2,992

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid	$21	$1
Issuance Cost for Advance Shares included in accrued expenses	$77	$-
Fair value of common stock issued for services	$161	$-
Common stock issued in settlement of convertible notes and embedded derivative liability	$5,936	$-
Reclassification of RSU liability into equity	$396	$-
Fair value of embedded derivative liability at issuance date	$93	$69
Deferred offering costs included in accounts payable	$-	$436
Reclassification of residual value guarantees under finance lease to accrued expense	$-	$113
ACAB liabilities assumed in the Merger, net	$-	$6,585
Conversion of notes payable-related parties into common stock of New Abpro	$-	$2,000
Conversion of pre-merger preferred stock of Abpro into common stock of New Abpro	$-	$75,563
SEPA commitment fee paid in common stock shares	$-	$327

As reported within the consolidated balance sheets:
Cash	$67	$2,850
Restricted cash	15	142
Total cash and restricted cash as presented in the balance sheet	$82	$2,992

The accompanying notes are an integral part of these consolidated financial statements.

ABPRO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.	Organization and Description of the Business

Organization

Abpro Holdings, Inc. and its subsidiaries, (the “Company”) is a biotechnology company headquartered in Burlington, Massachusetts, dedicated to developing next-generation antibody therapeutics to improve the lives of patients with severe and life-threatening diseases. The Company is focused on the development of novel antibodies using its proprietary discovery and engineering platforms, primarily in the areas of immuno-oncology, ophthalmology and infectious disease.

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

After giving effect to the Merger, Legacy Abpro became a wholly owned subsidiary of the Company. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP, and under this method of accounting, ACAB was treated as the acquired company for financial reporting purposes and Legacy Abpro was treated as the acquirer. Operations prior to the Merger are those of Legacy Abpro. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the Exchange Ratio as set forth in the Merger Agreement. The “Company” refers to Abpro Holdings, Inc. and its subsidiaries, including Abpro Corporation, prior to and subsequent to the Merger. As described in Note 3, Legacy Abpro is the accounting acquirer in the Merger and, as such, the consolidated financial statements for the year ended December 31, 2024 include operations of Legacy Abpro prior to the Merger Date.

Refer to Note 3 — Reverse Recapitalization for further details of the Merger.

Reverse Stock Split

On October 16, 2025, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”), which became effective on October 31, 2025 (the “Effective Time”), to effect a one-for-thirty (1:30) reverse stock split (the “Reverse Stock Split”), of the shares of the Company’s common stock, par value $0.0001 per share. The Reverse Stock Split was approved by the Company’s stockholders at the 2025 annual meeting of the stockholders on October 10, 2025. The Company’s common stock began trading on a reverse stock split-adjusted basis upon market opening on November 3, 2025.

As a result of the Reverse Stock Split, every 30 shares of issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the Reverse Stock Split ratio will be entitled to receive an additional fraction of a share of common stock to round up to the next whole share.

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

Going Concern

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Through December 31, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the issuance of shares under the SEPA (see Note 13), as well as from the Merger and the PIPE Financing (see Note 3), and to a lesser extent, payments received in connection with collaboration and license agreements.

Since inception, the Company has incurred losses. The Company’s net losses totaled $2,892 and $7,232 for the years ended December 31, 2025 and 2024, respectively. The Company had an accumulated deficit of $118,995 as of December 31, 2025. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.

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

On February 18, 2026, the Company received written notification from the Panel stating that, due to the Company not having met the terms of the Panel’s November 10, 2025 decision that the Company demonstrate compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) by February 16, 2026, the Company’s securities were to be delisted from Nasdaq. The trading of the Company stock was suspended at the open of trading on NASDAQ on February 23, 2026 and the Company’s securities now trade on the OTCQB, Pink Limited tier of the OTC Markets under the ticker symbol “ABPO”. The Company was provided fifteen (15) days from receipt of the aforementioned notice of the Panel’s decision to request that the Nasdaq Listing and Hearing Review Council (the “Council”) review the decision. The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital, including under SEPA (see Note 13) and on favorable terms, if at all, in the future.

On March 18, 2026, the Company formally appealed the delisting determination and is expecting the response in April 2026.

In January and February 2026, the Company issued 3,162,785 shares of common stock with the aggregate gross purchase price of $7,264 under Advance Notices to YA in accordance with the terms of the SEPA.

As of December 31, 2025, the Company had cash of $67. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these consolidated financial statements are issued. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries, Abpro Corporation and AbMed Corporation (“AbMed”). Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in the consolidated financial statements include stock-based compensation expense, fair value of derivative instruments, fair value of options and warrants, pre-clinical and clinical accrued expenses, valuation and realizability of deferred tax assets, and the ability to continue as a going concern. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

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

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2025 and 2024, the Company has not experienced a loss on its accounts for which it exceeds federally insured deposit limits.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances under its license and collaboration arrangements. The Company applies the guidance in Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments–Credit Losses (“ASC 326”), which requires measurement and recognition of expected credit losses for financial assets. The Company records receivables net of any allowances for doubtful accounts for current expected credit losses under its license and collaboration arrangements. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers as well as the economic factors and trends expected to affect future collections. Any allowance would reduce the accounts receivable to the amount that is expected to be collected. As of December 31, 2025 and 2024, the Company determined that no allowance for doubtful accounts was required.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Classification	Estimated Useful Life (in years)
Computer hardware and software	3 – 5
Lab equipment	3 – 5
Furniture and fixtures	5 – 7
Leasehold improvements	Shorter of useful life or lease term

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

The Company enters into lease agreements for the use of laboratory and office space under operating leases. Operating leases are included in Right-of-use asset – operating lease and Operating lease liability – current in the consolidated balance sheets.

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

Impairment of Long-lived Assets

The Company periodically evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. An impairment of the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value. The impairment loss would be measured as the excess of the carrying value of the impaired asset over its fair value. No impairment charges were recorded for the years ended December 31, 2025 and 2024.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2025 and 2024.

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

The determination of the fair value of option awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The fair value of the restricted stock units (RSUs) is determined based upon the fair value of the underlying common stock as of the grant date.

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

Derivative Financial Instruments

In connection with the Merger, the Company assumed the warrants for common stock shares issued by ACAB, which include warrants issued in ACAB’s initial public offering (“Public Warrants”) and warrants purchased by the Sponsor (the “Private Warrants”) (see Note 14).

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

Contingent Earnout Shares

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, Legacy Abpro equity holders are entitled to receive, as additional merger consideration, up to 483,334 shares of the Company’s common stock (the “Contingent Earnout Shares”), comprised of three separate equal tranches, for no consideration upon the occurrence of certain triggering events, including a change of control event. It was determined that based on its provisions, the contingent consideration is indexed to the Company’s stock and therefore qualify for the scope exception from the derivative accounting in ASC 815-10-15-74(a). As a result, the Company elected to recognize the contingent consideration obligation in accordance with ASC Topic 450, Contingencies (“ASC 450”) when the contingency is resolved, and the consideration is paid or becomes payable. Based on the Company’s stock price, no amounts were due under the contingent earnout provisions as of December 31, 2025.

Fair Value Measurements and Fair Value of Financial Instruments

The Company categorizes its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The carrying value of cash, accounts receivable, accounts payable, accrued expenses, excise taxes payable, income taxes payable, and related party loans payable approximate fair value because of the short-term nature of such instruments.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.

Non-controlling Interest

The Company holds an 82% ownership interest in its consolidated subsidiary, AbMed. Non-controlling interest represents the portion of net book value in AbMed that is not owned by the Company and is reported as a component in stockholders’ equity on the consolidated balance sheets. The Company bears all the operating costs of AbMed. Upon an event of default by the Company or upon a liquidation of AbMed, the non-controlling interest holder has the right to put its interest in AbMed to the Company. The amount to be paid under the redemption option is equal to $2.00 per share for each preferred share of AbMed stock held by the non-controlling interest holder plus all accrued and unpaid dividends thereon. The Company allocates any losses to the noncontrolling interests given the preferred shares held by the non-controlling interest holder have no contractual obligations to share in the losses of AbMed. There were no operating activities in AbMed during the years ended December 31, 2025 and 2024.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless the inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the years ended December 31, 2025 and 2024, basic and diluted net losses per share are the same for all periods presented.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Warrants	990,000	961,667
Stock options	217,549	329,395
Convertible notes	-	58,824
Unvested restricted stock units	31,169	739
Total	1,238,718	1,350,625

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU are allowed to be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on January 1, 2025 on a retrospective basis. The adoption of this standard resulted in an expanded effective tax rate reconciliation for the years ended December 31, 2025 and 2024, requiring further disaggregation of categories, including state and local income taxes (net of federal impact), and tax credits. Additionally, the Company now discloses income taxes paid, net of refunds, disaggregated by federal and state, with individual jurisdictions exceeding 5% of total taxes paid disclosed separately.

Recently Issued Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

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

On November 13, 2024, Merger Sub, a wholly-owned subsidiary of ACAB, merged with Legacy Abpro, with Legacy Abpro surviving as a wholly-owned subsidiary of ACAB. At the effective time of the Merger:

●	each outstanding share of Legacy Abpro common stock was converted into approximately 0.068 shares (the “Exchange Ratio”) of the Company’s common stock;

●	each outstanding share of preferred stock of Legacy Abpro was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 0.068; and

●	each outstanding option or warrant to purchase Legacy Abpro common stock was converted into an option or warrant, as applicable, to purchase a number of shares of the Company’s common stock equal to the number of shares of Legacy Abpro common stock subject to such option or warrant multiplied by approximately 0.068, at an exercise price per share equal to the current exercise price per share for such option or warrant divided by approximately 0.068; in each case, rounded down to the nearest whole share.

In addition, at the Closing Date, 6,744,550 shares of Series A common stock and 1 share of Series B common stock of ACAB automatically converted into shares of the Company’s common stock, on a one-for-one basis (pre-split).

Former holders of the Legacy Abpro common stock and Legacy Abpro preferred stock are eligible to receive up to 483,334 additional shares of the Company’s common stock (“Contingent Earnout Shares”) if, within five calendar years after the closing of the Merger, the volume weighted average price of shares of the Company’s Common Stock on Nasdaq, or any other national securities exchange on which the shares of the Company’s Common Stock are then traded (“VWAP”) meets or exceeds three-tier target prices defined in the agreement, as follows:

a)	one-third of the total Contingent Earnout Shares, if, the VWAP is greater than or equal to $390.00 over any 20 trading days within any consecutive 30 trading day period (the “First Share Target”)

b)	one-third of the total Contingent Earnout Shares, if, the VWAP is greater than or equal to $450.00 over any 20 trading days within any consecutive 30 trading day period (the “Second Share Target”)

c)	one-third of the total Contingent Earnout Shares, if, the VWAP is greater than or equal to $540.00 over any 20 trading days within any consecutive 30 trading day period (the “Third Share Target”).

If following the Closing, a Change of Control (as defined in the Merger Agreement) occurs on or before the five year anniversary of the Closing Date, then if (i) the per share value of the consideration to be received by stockholders in connection with the Change of Control exceeds $390.00 per share and the First Share Target has not been previously achieved, then the First Share Target will be deemed to have been achieved, (ii) the per share value of the consideration to be received by stockholders exceeds $450.00 per share and the Second Share Target has not been previously achieved, then the Second Share Target will be deemed to have been achieved, and (iii) the per share value of the consideration to be received by stockholders exceeds $540.00 per share and the Third Share Target has not been previously achieved, then the Third Share Target will be deemed to have been achieved. Any Contingency Consideration that is not deemed to be earned in connection with the Change of Control shall be forfeited by the stockholders for no consideration.

At the Closing Date, the Company issued an aggregate of 112,247 shares of the Company’s common stock (the “PIPE Shares”) in a private placement for the total consideration of $11,225 (the “PIPE Financing”). Out of the total PIPE Shares, 20,749 shares were issued to Abpro Bio International, Inc. (“ABI”), pursuant to the terms of a subscription agreement dated August 22, 2024 with ABI (the “Abpro Bio Subscription Agreement”) for an aggregate purchase price of $6,225, of which $4,225 was used to repay the balance due by Legacy Abpro to ABI under the promissory note agreement (see Note 12) and the remainder of $2,000 in cash. In addition, pursuant to the Abpro Bio Subscription Agreement, ABI received an aggregate of 41,498 shares of New Abpro common stock reserved for use in the PIPE Financing or to obtain capital for ACAB or the surviving company, as defined in the Merger Agreement (the “Incentive Shares”). The Company also issued 16,667 common stock shares of New Abpro to Celltrion, Inc., a company organized and existing under the laws of South Korea (“Celltrion”), pursuant to the terms of a subscription agreement dated August 22, 2024 with Celltrion (“Celltrion”) (the “Celltrion Subscription Agreement”, together with the “Abpro Bio Subscription Agreement”, collectively the “PIPE Subscription Agreements”) for an aggregate purchase price of $5,000. In addition, Celltrion received an aggregate of 33,333 Incentive Shares.

Pursuant to the terms of the Merger Agreement, at the Closing Date, ACAB’s sponsor, Atlantic Coastal Management II LLC (the “Sponsor”) received 20,020 shares of New Abpro common stock in lieu of repayment of $2,000 of Unpaid SPAC Expenses (as defined in the Merger Agreement) related to the advances made by the Sponsor to ACAB. This settlement was related to the ACAB liabilities incurred prior to the Merger and had no financial impact on the Company’s consolidated financial statements.

At the Closing, and in accordance with the Sponsor Letter Agreement entered into on December 11, 2023, as amended, the Sponsor transferred 32,778 common shares to Legacy Abpro and 32,778 shares to ABI, and 32,215 shares were forfeited. The shares transferred to Legacy Abpro were deemed to be repurchased by the post-merger Company for no consideration and included in treasury stock as of the Closing Date and December 31, 2025. The shares transferred to ABI for no consideration were accounted for as a recapitalization with no impact on the consolidated financial statements. The Sponsor also transferred 6,667 shares to one of ACAB’s financial advisors for the services provided prior to the Closing Date.

In addition, at the Closing, the Company issued 36,095 common stock shares to various service providers, of which 1,095 shares were issued to an investment advisor in the PIPE Financing and the remaining 35,000 common stock shares were issued in settlement of ACAB’s liabilities for the services provided by various legal and investment advisors prior to the Closing Date. The issuance of these shares, related to the services provided to ACAB prior to the Merger which were expensed on the books of ACAB, with no financial impact on the Company’s consolidated financial statements.

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Merger was:

Shares
Common stock of ACAB, net of redemptions	7,033
ACAB Founder Shares, net of forfeitures and transfers	126,076
New Abpro shares issued to PIPE investors	112,247
New Abpro shares issued to service providers	42,762
New Abpro shares issued in Merger to Legacy Abpro stockholders	1,304,107
New Abpro shares transferred to investors	72,285
New Abpro shares issued to settle the promissory note with executive	20,000
Total shares of common stock outstanding immediately after Merger	1,684,510

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

The Company received $5,700 in proceeds from the Merger and related PIPE Financing, net of ACAB transaction costs settled at the Closing Date. The Company incurred approximately $2,100 in transaction costs and approximately $900 in issuance costs related to the PIPE Financing, consisting of banking, legal, investment advisory and other professional fees, which were recorded as a reduction of proceeds to additional paid-in capital. At the Closing Date, Legacy Abpro assumed approximately $6,600 of net liabilities, including tax liabilities and legal fees, of ACAB. As of December 31, 2025, the ACAB liabilities were $913 included in accrued expenses. As of December 31, 2024, the ACAB liabilities were approximately $5,800, of which approximately $1,000 was included in accrued expenses, $4,400 in excise tax payable and $400 in income tax payable.

In February 2025, the Company issued 5,000 shares of common stock to Roth Capital Partners (“Roth”) as an additional payment for the services provided under the engagement letter dated July 17, 2024 between Roth and ACAB, which provided for an adjustment to their fees in shares based on the trading price of the Company’s common stock. The issuance had no impact on the consolidated financial statements as the fees to Roth were deemed to be related to the Merger and were recorded as a both an increase and reduction to additional paid-in capital.

4.	Property and Equipment

The Company’s property and equipment include the following at December 31, 2024:

December 31,
2024
Furniture and fixtures	$53
Lab equipment	1,097
Computer hardware and software	15
Leasehold improvements	788
Other equipment	740
Property and Equipment	2,693
Less: Accumulated Depreciation	(2,656)
Total	$37

The Company disposed of its property and equipment during 2025 and the gross balance and accumulated depreciation of property and equipment was zero as of December 31, 2025. Depreciation expense was $11 and $65 for the years ended December 31, 2025 and 2024, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
Accrued salaries and wages	$1,114	$1,549
Accrued professional fees	1,154	1,273
Accrued license fees (Note 19)	-	3,300
Accrued interest	275	267
BOD compensation	191	242
Other accrued expenses	1,141	865
Total accrued expenses	$3,875	$7,496

6.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2025	2024
Assets:
Forward purchase agreement asset (Note 11)	3	$-	$155
SEPA put rights asset (Note 13)	3	96	188
Liabilities:
Embedded derivative liability (Note 13)	3	$-	$80

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

The fair value of the SEPA Put Rights was estimated as the sum of the fair values of the put rights under each assumed advance notice over the term of the SEPA. The number of shares under each advance notice was based on the historical trading volumes of the Company’s common stock taking into account various beneficial ownership and daily volume limitations. The fair value of the put rights under each advance notice was estimated using the Black Scholes model, incorporating the following assumptions:

	December 31,	December 31,
	2025	2024
Stock price	$4.23	$53.70
Risk-free interest rate	3.5 – 3.7%	4.2%
Exercise price	4.06	51.60
Expected term (in years)	0.25 to 0.92	1 to 2
Expected volatility	78-86%	93-99%
Expected dividend yield	0%	0%
Number of shares	27,100	1,883

The fair value of the embedded derivative feature was estimated to be $80 as of December 31, 2024, based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. As of December 31, 2024, the assumptions incorporated into the valuation model included the stock price of $53.70, the estimated future price per share of $61.80 (derived using Monte Carlo Simulation), the expected volatility of 99%, the risk-free rate of 4.18% and the term of 0.9 years. The embedded derivative liability was settled in full during 2025.

The fair values of the Embedded Derivative Liability associated with the conversion of the First and Second Convertible Notes (see Note 13) of $703 and $243, respectively, were based on the difference between the fair value of the common stock shares issued upon conversion and the outstanding note balance at the conversion date.

The changes in the fair value of Level 3 financial assets and liabilities for the year ended December 31, 2025 are as follows:

	Forward Purchase Agreement asset	SEPA Put Rights Asset	Embedded Derivative Liability
Fair value as of January 1, 2025	$155	$188	$80
Initial measurement at the issuance date (see Note 13)			93
Change in fair value	(23)	(92)	773
Settlement gain (loss)	(132)		(946)
Fair value as of December 31, 2025	$-	$96	$-

7.	License and Collaboration Agreements

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

The Company and NJCTTQ agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. The agreement remains unrenewed as of December 31, 2025 after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5,000 regulatory milestone payable to NJCTTQ based on commercial approval in the Company’s territory, as described above, will continue to apply. Through December 31, 2025, no products were sold by NJCTTQ or the Company under the NJCTTQ agreement and no regulatory milestones were achieved by the Company in the Company’s territory.

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

Under the ABP-201 Agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. ABI is committed to pay the Company up to $56,500 in milestone payments upon achieving certain research and development events, up to $485,000 in milestone payments based on annual net sales per each licensed product, and a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by ABI, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. No milestones have been reached through December 31, 2025, no products were sold by ABI, and no related revenue amounts have been recorded in the accompanying consolidated financial statements.

Celltrion Collaboration and License Agreement

In September 2022, the Company entered into an exclusive collaboration and license agreement with Celltrion (the “Original Celltrion Agreement”). The Company and Celltrion entered into an amendment to the agreement in October 2024 in connection with the execution of the Celltrion Subscription Agreement (the “Amended Celltrion Agreement”). The amendment is subject to termination by the Company or Celltrion if (i) the share purchase under the Celltrion Subscription Agreement is not completed, or (ii) the Celltrion Subscription Agreement is terminated pursuant to Section 7 of the Celltrion Subscription Agreement. Under the Amended Celltrion Agreement, the Company granted Celltrion a worldwide exclusive license under specified patent rights to develop, make, have made, import, export, use, have used, sell and have sold certain of its proprietary ABP-102 bispecific antibodies. The license agreement also provides that the Company is to perform certain preclinical in vitro studies. The license agreement will remain in effect for so long as ABP-102 is being developed or commercialized anywhere in the world. Celltrion may terminate the license agreement at any time by providing six months prior written notice to the Company.

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

During the years ended December 31, 2025 and 2024, the Company did not recognize any revenue in connection with this performance obligation. The Company had $183 in accounts receivable from Celltrion related to the research and development services as of both December 31, 2025 and 2024.

Milestone Payments. The Company is entitled to development milestones under the Original Celltrion Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals. Except for the first milestone of $2,000 achieved in 2022, no other milestone payments were earned through December 31, 2025. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of collaboration revenues in the period of adjustment.

Profit Splits. As the license is deemed to be the predominant item to which profit splits relate, the Company will recognize revenue when the related sales or third-party collaborator income occur. No profit split revenue has been recognized from inception through December 31, 2025.

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

Under the MedImmune License Agreement, the Company agreed to pay milestone and royalty payments, including up to $244,000 in milestone payments, which are comprised of $14,000 upon meeting certain clinical development milestones, $80,000 upon achieving certain regulatory events and $150,000 upon meeting certain worldwide commercial sales thresholds; and tiered high-single to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis. No milestones have been reached and no products were sold by the Company through December 31, 2025.

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

Pursuant to the NCI agreement and amendments, the Company agreed to pay low single-digit royalties based on net sales of licensed products as well as milestone payments of up to $3,995 due upon achievement of clinical and regulatory milestones, and up to $12,000 milestone payments due upon achievement of commercial milestones. No milestones have been reached and no products were sold by the Company through December 31, 2025.

The Company also has to pay the guaranteed annual minimum royalties of $25 starting on the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). During each of the years ended December 31, 2025 and 2024, the Company incurred $25, in minimum royalty payments, included in research and development expenses. As of December 31, 2025 and 2024, the accrued royalties were $52 and $25, included in accounts payable on the consolidated balance sheets. Under the amendment entered into in March 2020, the Company is also liable for the extension royalties of $225 payable under this agreement which were rescheduled to become due in several installments starting in March 2022. As of both December 31, 2025 and 2024, the accrued extension royalties were $200, included in accrued expenses and accounts payable on the consolidated balance sheets.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights. During both the years ended December 31, 2025 and 2024, the Company did not incur any expenses related to the patent costs reimbursements.

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

During the years ended December 31, 2025 and 2024, development activities under the Mabwell collaboration agreement were immaterial to the consolidated financial statements. No milestones have been reached and no products were sold under the Mabwell License Agreement through December 31, 2025.

In March 2025, the Company received a draft of a termination agreement from Mabwell which outlines Mabwell’s claim for the total payment of $3,300 under certain development milestones asserting that these development milestones were achieved by the Company during 2021. This liability of $3,300 was included in accrued expenses in the consolidated financial statements as of December 31, 2024. In the fourth quarter of 2025, the Company derecognized $3,300 liability through other income in the consolidated statement of operations for the year ended December 31, 2025. See Note 19 for further details.

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

Under the MSK License Agreement, as amended, the Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. The Company was committed to pay MSK up to $10,500 in milestone payments upon achieving certain research and development and commercialization events or within a certain number of months of the effective date, up to $30,000 in milestone payments based on net sales, and tiered mid-single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration with guaranteed annual minimum royalties between $20 and $30 depending on certain development events. During the years ended December 31, 2025 and 2024, the Company did not incur any minimum royalties or milestone payments under this agreement. As of both December 31, 2025 and 2024, the accrued minimum royalty and milestone payments were $790, included in accounts payable in the consolidated financial statements.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. During the years ended December 31, 2025 and 2024, the Company incurred no expenses related to the patent costs reimbursements. As of both December 31, 2025 and 2024, the liabilities for the patent costs reimbursements were $273, included in accrued expenses and accounts payable.

As of both December 31, 2025 and 2024, the accrued liabilities for the unpaid interest on the outstanding minimum royalty and milestone payments due to MSK were $169, included in accrued expenses. The company has ceased accruing further interest as a result of the termination of the MSK License Agreement. See Note 10 for discussion of the June 2023 demand letter.

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

Under the VAZYME License Agreement, the Company agreed to use commercially reasonable efforts to reach certain research and development, and commercialization milestones for such antibodies. The Company also agreed to pay $200 to VAZYME at the effective date of the agreement. The Company is committed to pay VAZYME up to $11,100 in milestone payments upon achieving certain research and development events, up to $70,000 in milestone payments based on annual net sales, and tiered low single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration. No milestones in the VAZYME License Agreement have been reached through December 31, 2025.

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

For the years ended December 31, 2025 and 2024, the Company did not incur any expenses related to the VAZYME License Agreement. As of both December 31, 2025 and 2024, the accrued liabilities under this agreement were $200, included in accounts payable in the consolidated financial statements.

9.	Leases

The Company’s leases are for office and laboratory spaces, classified as operating leases.

On November 19, 2021, in connection with its laboratory and office space in Woburn, MA (“Woburn lease”), the Company provided to the landlord a standby letter of credit in the amount of $131 (the “LOC”), which served as security for the Company’s performance of its obligations under the lease and bears interest at a per annum rate of the U.S. prime rate plus 1%, with the minimum interest rate no less than 4.25%. The Woburn lease and related LOC were terminated in July 2025.

The Company’s operating lease costs related to the long-term leases were $427 and $594 for the years ended December 31, 2025 and 2024. The operating cash flows related to the long-term leases were $456 and $566 for the years ended December 31, 2025 and 2024.

In August 2025, the Company entered into the lease for the office space in Burlington, MA (“Burlington lease”). The Burlington lease has a term of less than 12 months and does not include renewal options that are reasonably certain to be exercised. Accordingly, the lease qualifies as a short-term lease under ASC 842 and no operating right-of-use asset or operating lease liability was recognized on the consolidated balance sheet as of December 31, 2025. The lease expense related to the Burlington lease was $13 for the year ended December 31, 2025.

As the lease is cancellable on a month-to-month basis, the Company had no fixed future minimum payment obligations as of December 31, 2025.

10.	Commitments and Contingencies

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

On September 12, 2023, a contract research organization (“CRO”) vendor filed a lawsuit against the Company based on the Company’s failure to make certain installments pursuant to a settlement agreement entered into with this vendor on January 23, 2023. Under the settlement agreement, the Company agreed to pay a total of $1,644 to the vendor, with $600 due 5 business days after the settlement effective date and ten monthly installments, approximately $104 each, starting in February 2023. The Company made the upfront payment and the first four monthly installments for a total of $1,016 but failed to make the monthly installment payments due after May 2023. On January 24, 2024, the Company received endorsement on motion for default judgment which requested the Company to pay approximately $700 to the CRO vendor. During the year ended December 31, 2025, the Company accrued an additional $84 in interest, included in interest expense. During the year ended December 31, 2024, the Company made an $11 payment to CRO. As of December 31, 2025 and 2024, the outstanding balance under this settlement agreement was $858 and $785, respectively. These amounts are included in accounts payable and accrued expenses in the consolidated financial statements.

In addition to the lawsuit from a CRO vendor above, the Company accrued $325 as of both December 31, 2025 and 2024, related to disputed invoices with vendors.

In June 2023, the Company received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,230 for the services performed under the MSK License Agreement (see Note 8). The corresponding liability is included in accounts payable and accrued expenses in the consolidated financial statements as of both December 31, 2025 and 2024.

The MedImmune License Agreement (see Note 8) provides for a research plan with target dates for an IND application (July 2021) and Phase II commencement (December 2022). These target dates were not met, which gives MedImmune (now AstraZeneca) a termination right. The Company does not expect a material impact on its business if MedImmune/AstraZeneca terminates this agreement. This license was originally entered into in connection with the development of ABP-200, which the Company is no longer developing. The Company believes that it does not need the intellectual property licensed under that agreement for the development and eventual commercialization of ABP-201 or any of its other programs.

On June 17, 2025, the Company received a complaint from a former director asserting that the Company owes the former director a total of $748 for consulting fees, bonuses, and for unpaid promissory note principal and interest. The total principal and interest on the promissory note were $135 and $130, as of December 31, 2025 and December 31, 2024, respectively (see Note 12). In November 2025, the Company made $140 payment to the former director in relation to the consulting services. The remaining liability of $473 was included in accrued expenses in the consolidated financial statements as of December 31, 2025. On November 10, 2025, the Suffolk Superior Court in Massachusetts issued a preliminary injunction prohibiting the transfer of the Company’s assets outside the ordinary course of business. On April 15, 2026, the Company settled this claim in full for the total amount of approximately $390,000 pending payment of the settlement amount.

On October 22, 2025, the Company received a demand for payment from Integral Molecular, Inc. in the amount of approximately $182, recorded in accounts payable on the consolidated balance sheet as of December 31, 2025. The Company is currently in negotiations to settle this claim.

On October 23, 2025, the Company received a demand for payment from Brookline Capital Markets, a division of Arcadia Securities LLC, in the amount of $140, recorded in accounts payable on the consolidated balance sheet as of December 31, 2025. The Company is currently in negotiations to settle this claim.

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

At the Closing Date, the NRA Investors reversed redemption demands with respect to 11,043 Series A Common stock shares of ACAB. Pursuant to the Non-Redemption Agreement, upon consummation of the Merger, the Company had to pay to the NRA Investors a payment equal to the number of NRA Investor Shares multiplied by the redemption price, minus the number of NRA Investor Shares multiplied by $9.00 (pre-split). As of December 31, 2025 and 2024, the Company owed NRA Investors $26, based on the redemption price of $340.80 at the Closing Date.

Excise Tax Liability

At the Closing Date, the Company assumed the excise tax liability of $4,330, as adjusted as discussed further below, from ACAB related to the redemptions of shares in 2023 and calculated as 1% of the shares redeemed during fiscal year 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of corporate stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

During the second quarter of 2024, the IRS issued regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company has filed the excise tax return in October 2024 and has engaged with the IRS in determining a payment plan for the balance.

The Company was unable to pay its obligation in full, and, as such, it was subject to additional interest and penalties which were estimated at 8% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that was unpaid from November 1, 2024 until paid in full. The Company accrued $71 in penalties and interest through December 31, 2024.

In March 2025, the Company received the letter from the Internal Revenue Service of the United States Department of Treasury (the “IRS”), setting up the meeting with the Company to discuss the unsettled tax matters of ACAB and referencing $4,401 amount owed in relation to the 2023 excise taxes, of which $210 was in interest and penalties. Pending further discussions with the IRS, the Company recorded the excess of $1,268 over the Company’s estimate as the additional excise tax liability assumed from ACAB in the consolidated financial statements as of December 31, 2024.

On November 24, 2025, the IRS published the rule providing additional clarification on the application of the excise tax to redemptions of stock (the “2025 Rule”). Among other things, the 2025 Rule provided transitional relief for stock issued before August 16, 2022 that was subject to mandatory redemption or a unilateral put option. As ACAB issued the redeemable stock prior to August 16, 2022 and this stock was subject to mandatory repurchase upon certain events outside of ACAB’s control, the Company concluded that the redemptions of ACAB redeemable stock qualified for the transitional relief. As a result, the Company derecognized the $4,401 excise tax liability at December 31, 2025, since the excise tax liability was no longer considered probable, and included the liability reversal in other income on the consolidated statement of operations for the year ended December 31, 2025.

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

The Forward Purchase Agreement was accounted for at fair value as an asset in accordance with the guidance in ASC Topic 815 Derivatives and Hedging (“ASC 815”), with subsequent changes in the fair value recorded in profits and losses. The fair value of the Forward Purchase Agreement asset was $494, $155 and $132 as of November 13, 2024, December 31, 2024 and the settlement date, respectively. The Company recorded the losses on the change in the fair value of $23 and $339 in other (expense) income for the years ended December 31, 2025 and 2024, respectively.

12.	Notes Payable

Note Payable

In January 2025, the Company entered into an insurance premium financing agreement and borrowed a total principal amount of $553. The note bore an annual interest rate of 7.74% and matured in September 2025. The interest expense on the note amounted to $21 for the year ended December 31, 2025. The note was paid in full prior to September 30, 2025.

Notes Payable – Related Parties

Promissory Note with ABI

On October 18, 2023, the Company entered into a promissory note agreement with ABI, a significant investor in the Company, to receive up to $6,000. The promissory note accrues interest at a rate of 5% per annum on the principal amount of each installment from the installment funding date until the maturity date and at a rate of 7% per annum after the maturity date if any amounts then remain outstanding. The “Maturity Date” is defined in the agreement as the earlier of (i) eighteen months from the funding date and (ii) the successful closing of the Merger. On August 22, 2024, ACAB entered into the Abpro Bio Subscription Agreement (see Note 3) with ABI, pursuant to which ABI purchased 20,749 newly-issued shares of the Company’s common stock, concurrently with the closing of the Merger at a price of $300.00 per share, for an aggregate purchase price of $6,225, of which $4,225 was paid through the conversion of the balance due by the Company to ABI under the promissory note agreement and the remainder of $2,000 in cash. In addition, ABI received an aggregate of 41,498 Incentive Shares.

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

As of December 31, 2025 and 2024, the outstanding principal balances under the promissory notes with ABI was $0. During the years ended December 31, 2025 and 2024, the Company recorded $0 and $186, respectively, of interest expense on these promissory notes with ABI. As of both December 31, 2025 and 2024, accrued interest totaling $191 is included in accrued expenses in the consolidated balance sheets. No additional interest is being accrued since the full repayment or conversion of notes, as there is no outstanding principal.

Promissory Notes with Executive and Director

On December 29, 2023, the Company issued promissory notes to one of its executives and one of its directors, in the principal amount of $176 and $124, respectively, for deferred bonuses. Amounts under the promissory notes plus accrued interest are due and payable on the earlier of (i) the closing of the Merger and (ii) June 29, 2025. These promissory notes accrue interest at 5% per annum until the maturity date and 7% thereafter. At the Closing Date, the Company paid $150 towards these promissory notes. As of both December 31, 2025 and 2024, $147 of principal was outstanding. Interest expense on these promissory notes totaled $8 and $14 for the years ended December 31, 2025 and 2024, respectively, included in interest expense in the consolidated statements of operations. Accrued interest on these promissory notes totaled $22 and $14 as of December 31, 2025 and 2024, respectively, included in accrued expenses in the consolidated balance sheets.

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. These advances accrued interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, were due and payable on the earlier of (i) the closing of the Merger and (ii) November 20, 2024. At the Closing, the outstanding promissory notes of $1,997 were converted into 20,000 newly issued common stock shares. Accrued interest on these promissory notes totaled $72 as of both December 31, 2025 and 2024, included in accrued expenses in the consolidated balance sheets.

Pursuant to the terms of the promissory note from April 18, 2024, the Company agreed to cause to be issued to the executive a number of New Abpro stock options or warrants in an amount equal to the outstanding principal amount of such promissory note, subject to required approval by the New Abpro Board of Directors (“BOD”) and Compensation Committee and registration of such securities on Form S-8. On February 7, 2025, the Company issued 28,333 common stock warrants to the executive (the “Executive Warrants”). The Executive Warrants are exercisable at $99.90 per share and bear an expiration date of February 7, 2035. 14,166 of the Executive Warrants are exercisable on the issuance date, 6,667 warrants become exercisable on the one-year anniversary of the issuance date, and 7,500 warrants become exercisable on the two-year anniversary of the issuance date. The warrants were fair valued and immediately expensed at the issuance date as an additional interest expense related to the promissory note. The fair value of the Executive Warrants at the issuance date of $714 was determined using the Black-Scholes option pricing model based on the following assumptions: (a) fair value of common stock of $32.10 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.49%, and (e) expected life of 10 years. For the year ended December 31, 2025, the Company recognized $714 additional interest expense related to the Executive Warrants.

Promissory Note with ACAB Executive

On August 16, 2024, an executive at ACAB agreed to loan Legacy Abpro $103 under a promissory note (the “ACAB Executive Note”). The ACAB Executive Note did not accrue interest and the Company agreed to repay a total of $206 at the earlier of i) November 20, 2024, and ii) the closing of the Merger.

On November 21, 2024, the ACAB Executive Note was amended to clarify that it should have been for the benefit of ACAB. Pursuant to the Severance Agreement (see Note 17), the liability to the ACAB executive was cancelled. According to the terms of the amended note, Legacy Abpro was to repay the principal amount of $103. The note did not bear interest and was payable upon demand on or before December 31, 2024. The note balance has not been repaid and was eliminated in consolidation at December 31, 2025 and 2024.

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

On June 23, 2025 (the “Second Convertible Note Issuance Date”), pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “Second Convertible Note”) and together with the First Convertible Note, the “Convertible Notes”) with YA for $2,000 and received net proceeds of $1,840, net of the Convertible Note Discount.

The Convertible Notes had the maturity date of November 13, 2025 (subject to earlier repayments based on Amortization Event described below) and bore interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default).

The Convertible Notes were convertible at the option of the holder at any time after the issuance dates based on the conversion price determined as the lower of (i) $345.00 per Common Share (the “Fixed Price”), or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price could not be lower than the Floor Price then in effect (the “Conversion Feature”). The Floor Price at the First Issuance Date was $34.62 per share calculated as 20% of the closing price of the Company’s stock on November 12, 2024. The Floor Price was adjusted downward to $5.70 per share on February 12, 2025 when the initial registration statement was declared effective by the SEC. On April 29, 2025, in accordance with the terms of the Convertible Promissory Note, the Company reduced the Floor Price down to $4.50 per share. The conversion was subject to the limitations including beneficial ownership limitation, principal market limitation and monthly conversion limits. If the Company, at any time while the Convertible Notes were outstanding, were to issue any Common Shares (other than pursuant to the SEPA) for no consideration or for a price per share that is lower than the Fixed Price then in effect, the Fixed Price would have been reduced to equal the lowest price per share of such issuances.

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

Under the terms of the Convertible Notes, the Amortization Event was to occur if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Event”), (ii) unless the Company has obtained the approval from its stockholders for the issuance of shares pursuant to the transactions contemplated in the SEPA in excess of the Exchange Cap, the Company has issued in excess of 99% of the Common Shares available under the Exchange Cap (an “Exchange Cap Event”), or (iii) any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement entered into in relation to the SEPA), YA was unable to utilize a Registration Statement to resell Underlying Shares for a period of 10 consecutive trading days (a “Registration Event”). If at any time after the Issuance Date, and from time to time thereafter, an Amortization Event was to occur, then the Company had to make monthly payments beginning on the 7th trading day after the Amortization Event Date and continuing on the same day of each successive month. Each monthly payment had to be in an amount equal to the sum of (i) $1,250 of principal in the aggregate among the Convertible Notes (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) the payment premium equal to 5% of the Amortization Principal Amount, and (iii) accrued and unpaid interest hereunder as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event was to be cease (with respect to any payment that has not yet come due) if any time after the Amortization Date (A) in the event of a Floor Price Event, on the date that was the 7th consecutive trading day that the daily VWAP was greater than the Floor Price then in effect, or the date that the Company reduces the Floor Price in accordance with the terms of this Note, (B) in the event of a Registration Event, the condition or event causing the Registration Event has been cured or the Holder was able to resell the Common Shares issuable upon conversion of this Note without limitations in accordance with Rule 144 under the Securities Act, or (C) in the event of an Exchange Cap Event, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/or the Exchange Cap no longer applied, unless a subsequent Amortization Event occurs. No Amortization Events occurred from the Note Issuance Dates through the date the Convertible Notes were converted into common stock shares as discussed below.

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

The increase in the fair value of the Embedded Derivative Liability on the First Convertible Note was $11, between the issuance date and December 31, 2024, and was included in other (expense) income in the consolidated statements of operations.

During the second quarter of 2025, the First Convertible note was fully converted at the option of YA into an aggregate of 513,981 common stock shares. During the third quarter of 2025, the Second Convertible note was fully converted at the option of YA into an aggregate of 367,491 common stock shares. At each of the conversion dates, the Company calculated the fair value of the Embedded Derivative Liability associated with the converted portion of the Convertible Note based on the difference between the fair value of the common stock shares issued upon conversion and the outstanding note balance, resulting in the total loss on the change in the fair value of $773 for the year ended December 31, 2025. The difference between (a) the carrying amount of the First Convertible Note and the fair value of the related Embedded Derivative Liability at the conversion date, and (b) the fair value of the shares issued was $144 and was recorded to other (expense) income as a loss on the settlement of the convertible notes during the second quarter of 2025. The difference between (a) the carrying amount of the Second Convertible Note and the fair value of the related Embedded Derivative Liability at the conversion date, and (b) the fair value of the shares issued was $214 and was recorded to other (expense) income as a loss on the settlement of the convertible notes during the third quarter of 2025.

The total discount resulting from the Convertible Note Discount and the bifurcation of the Embedded Derivative Liability at the issuance dates was amortized over the terms of the Convertible Notes through non-cash interest expense using the effective interest method. The non-cash interest expense related to the discount amortization was $160 and $39 for the years ended December 31, 2025 and 2024, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

The Company accounted for the SEPA Put Rights as an asset at fair value in accordance with the guidance in ASC 815, due to the adjustments to the settlement amount of this derivative instrument that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares. The fair value of the SEPA Put Rights was $96 and $188 as of December 31, 2025 and 2024, respectively.

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

Between July and December 2025, the Company issued seven Advance Notices to YA in accordance with the terms of the SEPA, under which YA purchased from the Company 152,377 common stock shares, raising $1,021 in total net proceeds.

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

In connection with the Merger, all previously issued and outstanding Convertible Preferred Stock was converted into the aggregate number of shares of New Abpro’s common stock that would be issued upon conversion of the shares of Legacy Abpro preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 0.068, and the remaining amount was reclassified to additional paid-in capital.

Common and Preferred Stock

In connection with the Closing, the Company’s articles of incorporation were amended to designate two classes of stock; preferred and common stock. The articles of incorporation of New Abpro authorize 1,000,000 shares of preferred stock and 110,000,000 shares of common stock.

The Company’s Amended and Restated Certificate of Incorporation (and Certificate of Amendment, as referenced in Note 1) provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of December 31, 2025 and 2024.

Warrants

As of December 31, 2025 and 2024, there were 500,000 outstanding Public Warrants. The Public Warrants became exercisable 12 months from the closing of ACAB’s Initial Public Offering, which closed on January 19, 2022, and will expire five years from the Closing Date.

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

As of December 31, 2025 and 2024, there were 461,667 Private Warrants. The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The 2,034 outstanding common stock warrants of Legacy Abpro (“Legacy Abpro Common Stock Warrants”) expired at the Merger Date.

On February 7, 2025, the Company issued 28,333 Executive Warrants (see Note 12).

The following presents information about warrants to purchase common stock outstanding as of December 31, 2025:

		Weighted-	Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Warrants	990,000	$114.60	4.0 years

No warrants were exercised during the years ended December 31, 2025 and 2024.

15.	Share-Based Compensation

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) became effective at the Closing Date. As of December 31, 2025, 160,656 shares of common stock were available for issuance under the 2024 Plan. The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors.

Under the 2024 Plan, the Company can grant non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards to eligible employees and nonemployees.

In July 2025, the Company granted 8,080 options with the weighted average fair value of the option of $6.90, to the Company’s directors under the 2024 Plan which vested in full in November 2025. The fair value of the options was determined using the Black-Scholes option pricing model based on the following assumptions: (a) fair value of common stock of $9.45 per share, (b) expected volatility of 92.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 3.95%, and (e) expected term of 5.2 years. During the year ended December 31, 2025, the Company granted 39,290 RSUs with a weighted average grant date fair value of $7.39, to the CEO and other employees generally vesting over three or four years. The contractual term of the stock options and RSUs is ten years.

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) of Legacy Abpro expired as of the Closing Date, in accordance with its original terms. As a result of the expiration, no further awards may be granted under the 2014 Plan. All awards previously granted and outstanding as of the effective date of the Merger, which totaled 166,858 options, were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remained in effect pursuant to their original terms (see Note 3). Stock options granted to employees and directors typically vest over four years. Stock options granted to non-employees typically vest immediately at the grant date. The maximum contractual term of the stock options is ten years.

The Company granted restricted stock units (“RSUs”) to various employees and directors under the 2014 Plan. These RSUs cliff vested on the first anniversary of the grant date.

Stock Options

The summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2024	329,395	$51.30	5.4
Granted	8,080	9.60	10
Exercised	-	-	-
Forfeited/Expired/Cancelled	(119,926)	$49.94	-
Outstanding at December 31, 2025	217,549	$50.24	4.0
Exercisable at December 31, 2025	216,521	$49.89	3.9

Restricted Stock Units

The summary of the Company’s restricted stock unit activity is as follows:

		Weighted-Average	Weighted-Average
	Number of	Grant Date	Remaining
	Shares	Fair Value	Vesting Period
Unvested at December 31, 2024	739	$48.90	0.2
Granted	39,290	7.39	—
Vested	(8,263)	6.61	—
Forfeited	(597)	48.90	—
Unvested at December 31, 2025	31,169	$7.78	1.4

During the year ended December 31, 2025, 142 RSUs vested in accordance with their terms, but the shares of common stock were not issued to the holders as of December 31, 2025.

On October 22, 2024, the Company’s board of directors authorized the issuance of 20,449 RSUs to the Company’s employees and a Board member, however no awards were issued until the fourth quarter of 2025. The Company expensed the fair value of the authorized RSU on a straight-line basis over their vesting period. In December 2025, the Company issued the RSUs to these employees with different terms. The issuance of the RSUs was accounted for as a modification with $396 RSU liability accrued through the issuance date reclassified into additional paid-in capital. As the fair value of the awards issued was less than the fair value of the promised awards, the Company continued to recognize stock compensation based on the grant date fair value in accordance with ASC 718-20-35-3(b), which states that total recognized compensation cost for an equity award shall at least equal the fair value of the award at the grant date. For the years ended December 31, 2025 and 2024, the Company recorded $783 and $396, respectively, in stock compensation expense related to these authorized awards.

Stock-Based Compensation Expense

The summary of the recorded stock-based compensation expense is as follows:

	Year Ended December 31,
	2025	2024

Research and development	$25	$72
General and administrative	1,464	1,855
Total stock-based compensation	$1,489	$1,927

As of December 31, 2025, there was approximately $58 of unrecognized compensation cost related to unvested stock option awards that are expected to be recognized over a weighted-average period of 0.1 years. As of December 31, 2025, there was approximately $2,336 of unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

16.	Employee Benefit Plan

The Company has a 401(k) retirement plan available to all eligible employees. During the years ended December 31, 2025 and 2024, the Company made $44 and $110 in matching contributions, respectively, to the plan.

17.	Related Parties

The Company has certain promissory notes outstanding with executives and directors as of December 31, 2025. See Note 12.

On January 15, 2020, the Company entered into an agreement for various consulting services, as defined in the agreement, with a former director of the Company. On January 1, 2023, the Company entered into a new consulting agreement with the same director, which superseded the agreement dated in January 2020. The agreement was terminated during the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, the Company incurred $0 and $250 under this agreement, respectively. In the fourth quarter of 2025, the Company made a $140 payment to the director. As of December 31, 2025 and 2024, the unpaid amounts were $47 and $189, respectively. See Note 10 for the details of the complaint from the former director.

On December 1, 2021, the Company entered into a consulting agreement with a member of the Company’s Board of Directors. Under the agreement, the Company is obligated to pay fees for various consulting services, as defined in the agreement. This agreement was terminated in May 2022. The Company did not incur any expenses under this agreement during the years ended December 31, 2025 and 2024. As of both December 31, 2025 and 2024, the unpaid balance was $8.

On March 13, 2023, the Company’s Former CEO, upon the approval of the Company’s Board of Directors, transferred $5,000 from the Company’s bank account at First Republic Bank to his personal bank account as an emergency response to the collapse of First Republic Bank. This amount was recorded as a receivable from related party as of March 31, 2023. The full amount of $5,000 plus accrued interest of $18 was returned to the Company on May 3, 2023, and the remaining balance of accrued interest was $3 as of December 31, 2025 and 2024.

On April 18, 2024, the Company entered into an agreement with the former CEO to defer payment of compensation from April 18, 2024 until the earlier of (i) the closing of the Merger and (ii) November 20, 2024. The executive’s deferred wages were repaid in the amount of $221 in November 2024.

On November 21, 2024, the Company entered into a severance agreement with the former CFO (the “Severance Agreement”). Pursuant to the terms of the Severance Agreement, the Company made a severance payment of $221 upon execution of the agreement. The Severance Agreement supersedes and extinguishes all other agreements between the executive and the Company.

On December 24, 2024, the Company made a payment of $574 to the Sponsor in accordance with the terms of the Merger Agreement.

On July 20, 2025, the Company entered into a consulting agreement with the Company’s CEO (the “CEO Consulting Agreement”). In connection with the CEO Consulting Agreement, the Company issued 16,667 RSUs, which vest in three equal installments on March 3, 2026, March 3, 2027, and March 3, 2028 and provides for an annual compensation of $300,000. The term of the CEO Consulting Agreement commenced on March 3, 2025, the date the Company’s board of directors appointed the CEO, and shall remain in full force and effect until terminated by mutual written agreement between the Company and the CEO, or by sixty days’ prior written notice by either party. Under the terms of the CEO Consulting Agreement, the Company is obligated to make the payment equal to three times the fair market value of the CEO’s equity interests in the Company, if within 12 months of a change of control event (as defined in the CEO Consulting Agreement), the CEO is involuntarily terminated without cause or resigns for good reason. The Company made total payments of $75,000 under the CEO Consulting Agreement during the year ended December 31, 2025, and the unpaid amounts owed under the CEO Consulting agreement were $175,000 as of December 31, 2025.

18.	Income Taxes

For the years ended December 31, 2025 and 2024, the Company did not record a current income tax provision as no foreign withholding taxes were incurred in the period.

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 21% for the years ended December 31, 2025 and 2024 is as follows:

	Years ended December 31,
	2025		2024
U.S. federal statutory income tax rate	$(598)	21.0%	$(1,519)	21.0%
Domestic Federal
Tax Credits
Research credits	(73)	2.6%	(290)	4.0%
Nontaxable and nondeductible items
Reversal of Excise tax and penalties	(924)	32.5%	-	0.0%
Loss on conversion of note	237	-8.3%	-	0.0%
Stock Issuance Costs	251	-8.8%	-	0.0%
Success Based Fees	-	0.0%	(127)	1.8%
Other permanent differences	8	-0.3%	29	-0.4%
Change in valuation allowance	1,099	-38.6%	1,906	-26.4%
Income tax expense	$-	0.0%	$-	0.0%

During the years ended December 31, 2025 and 2024, the Company paid $366 and $0 in US federal income taxes, respectively. The Company made no income tax payments in other jurisdictions.

Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
Deferred tax assets:
Operating loss carryforwards	$25,089	$23,229
Tax credits	2,579	2,478
Stock-based compensation	2,080	2,691
Capitalized research expenses	1,902	2,547
Depreciation and amortization	1,636	1,823
Lease liability	-	124
Accrued expenses	297	314
Other	110	181
Deferred tax assets	33,693	33,387
Less: Valuation allowance	(33,693)	(33,274)
Net deferred tax asset	$-	$113

Deferred tax liabilities:
Right of Use Asset	$-	$(113)
Deferred tax liabilities	$-	$(113)
Total	$-	$-

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

The Company continues to maintain a full valuation allowance against its deferred tax assets. During the years ended December 31, 2025 and 2024, management assessed the positive and negative evidence in its operations, and concluded that it is more likely than not that its deferred tax assets as of December 31, 2025 and 2024 will not be realized given the Company’s history of operating losses. The valuation allowance against deferred tax assets increased by approximately $419 and $3,385 during 2025 and 2024, respectively, related to a full valuation allowance recorded against additional net operating losses and tax credits generated in the year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Among other changes, the OBBBA restored immediate deductibility of domestic research and experimental expenditures for tax years beginning after December 31, 2024 in accordance with ASC 740, the Company recorded the effects of enacted tax law change in the current period. The Company assessed the change in the tax treatment of domestic research and experimental costs. The impact of this change on the Company’s consolidated financial statements was not material for the year ended December 31, 2025.

As of December 31, 2025, the Company had federal net operating losses of $92,682, which may be available to offset future federal income tax liabilities. As a result of the Act, for U.S. federal income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. The Company’s federal net operating losses incurred prior to 2018, $22,999, expire through 2037, while its federal net operating losses incurred in 2018 and onwards, $69,683, can be carried forward indefinitely.

As of December 31, 2024, the Company had federal net operating losses of $85,618, which may be available to offset future federal income tax liabilities.

As of December 31, 2025 and 2024, the Company had post-apportioned Massachusetts net operating losses of $89,020 and $81,995, respectively, that can generally be carried forward 20 years and will expire at various dates through 2045.

As of December 31, 2025, the Company had $1,845 and $913 of federal and state research and development credits, respectively, which will expire at various dates through 2045. As of December 31, 2024, the Company had $1,772 and $877 of federal and state research and development credits, respectively, that expire at various dates through 2044.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, management determines whether it is more likely than not that the tax positions will be sustained on audit, including resolution of related appeals or litigation process, based on the technical merits. Second, management measures the tax benefit of those positions as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes. As of December 31, 2025 and 2024, the Company did not have any uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be subject upon examination by the Internal Revenue Service and state tax authorities to the extent that attributes are utilized in a future period.

19.	Derecognition of Historical Payable to Mabwell

In March 2025, the Company received a draft termination agreement from Mabwell that included Mabwell’s position regarding a potential payment of $3,300 related to certain development milestones under a prior collaboration agreement, which Mabwell contended were achieved during 2021. Based on the information available at that time, the Company recorded a liability of $3,300 as an accrued expense in the consolidated financial statements as of December 31, 2024.

During 2025, management performed a reassessment of amounts potentially due under the collaboration agreement, including consideration of the contractual terms, the status of the development milestones, and communications with Mabwell. As part of this reassessment, the Company sought clarification from Mabwell regarding any asserted obligation; however, no claim or supporting documentation was provided. Based on this evaluation and in accordance with the guidance in ASC 405-20, management concluded that no present obligation exists and derecognized the payable balance to other income in the fourth quarter of 2025.

20.	Subsequent Events

In January and February 2026, the Company issued 3,162,785 shares of common stock with the aggregate gross purchase price of $7,264 under Advance Notices to YA in accordance with the terms of the SEPA.

In January 2026, the Company entered into a loan agreement with its Chief Executive Officer and Chairman for an unsecured loan in the principal amount of $147 to fund the premium for the Company’s directors’ and officers’ liability insurance. The loan had a nine-month term from the date of advance and may be prepaid at any time without penalty. No interest accrued during the first three months following funding; thereafter, the outstanding principal bore interest at a variable rate equal to three-month Term SOFR plus 2.0% per annum, with any accrued interest payable at maturity or upon earlier repayment. The loan was not secured by any collateral and is not guaranteed by any third party.

On February 18, 2026, the Company received written notification from the Panel of the Nasdaq Stock Market stating that, due to the Company not having met the terms of the Panel’s November 10, 2025 decision that the Company demonstrate compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) by February 16, 2026, the Company’s securities would be delisted from Nasdaq, and trading was suspended at the open of trading on February 23, 2026. The Company was provided fifteen (15) days from receipt of the aforementioned notice of the Panel’s decision to request that the Nasdaq Listing and Hearing Review Council (the “Council”) review the decision.

Effective February 23, 2026, the Company’s Common Stock was delisted from The Nasdaq Capital Market following the Company’s non-compliance with Nasdaq Listing Rule 5550(a)(2) (Minimum Bid Price Requirement). The Company’s Common Stock is now quoted on the OTC Pink Limited Market under the ticker symbol “ABPO.” The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital and on favorable terms, if at all, in the future.

On March 18, 2026, the Company formally appealed the delisting determination and is expecting the response in April 2026.

On June 17, 2025, the Company received a complaint from a former director asserting that the Company owes the former director a total of $748 for consulting fees, bonuses, and for unpaid promissory note principal and interest. The total principal and interest on the promissory note were $135 and $130, as of December 31, 2025 and December 31, 2024, respectively (see Note 12). In November 2025, the Company made $140 payment to the former director in relation to the consulting services. The remaining liability of $473 was included in accrued expenses in the consolidated financial statements as of December 31, 2025. On November 10, 2025, the Suffolk Superior Court in Massachusetts issued a preliminary injunction prohibiting the transfer of the Company’s assets outside the ordinary course of business. On April 15, 2026, the Company settled this claim in full for the total amount of approximately $390,000 pending payment of the settlement amount.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses described below.

For the year ended December 31, 2024, management identified material weaknesses in its internal controls, related to the Company having inadequate segregation of duties over internal wire transfer authorization and access to bank accounts, inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting. As of December 31, 2025, the Company successfully remediated a previous material weakness related to segregation of duties over internal wire transfer authorization and access to bank accounts. The Company is in process of implementing and testing its internal control to address the remaining material weaknesses.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management including our principal executive and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025.

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

Remediation Actions Relating to Material Weaknesses

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

To address these material weaknesses, management, under the oversight of the audit committee, has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting:

-	The Company redesigned and implemented proper authorization procedures and access controls with respect to wire transfers and bank account access.

-	The Company will continue to implement a review process by management and the Board of Directors to ensure timely identification of liabilities related to the contractual obligations and license agreements.

-	The Company continues to develop formalized policies and procedures regarding internal controls over financial reporting.

The material weaknesses will not be remediated until the Company’s remediation plan has been fully implemented, for which the Company would be able to conclude that its internal controls are operating effectively for a sufficient period of time.

We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except for the remediation actions described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders (the “2025 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K (the “Form 10-K/A”), which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2025.

On July 20, 2025, the Company, in connection with Jin Wook (Miles) Suk’s service as Chief Executive Officer of the Company, entered into a Consulting Agreement (the “Consulting Agreement”) with BioCelsus International Inc. (the “Consultant”), an entity wholly owned by Mr. Suk. The term of the Consulting Agreement commenced on March 3, 2025, the date the Company’s board of directors appointed Mr. Suk as Chief Executive Officer of the Company, and shall remain in full force and effect until terminated by mutual written agreement between the Company and the Consultant or by sixty days’ prior written notice by either party (the “Consulting Period”). During the Consulting Period, the Consultant will provide the Company with business development and funding-related services as well as general matters related to the Company’s business operations. The Company was to compensate the Consultant with an annual base fee of $300,000, payable in bi-weekly installments, and a one-time grant of 16,667 Restricted Stock Units (“RSUs”) subject to the Company’s standard vesting schedule. These RSUs were issued on July 25, 2025. If the Consultant is involuntarily terminated within twelve months following a change of control of the Company, or when a change of control is imminent, under negotiation or reasonably foreseeable, the Consultant shall receive a lump-sum cash payment equal to three times the fair market value of all equity interests held by the Consultant in the Company at the time of such event based upon the average closing price of the Company’s common stock during the thirty trading days immediately preceding such termination.

Information Regarding Directors and Executive Officers.

The information required by this Item 10 relating to officers and directors and nominees for election to the Board of Directors is incorporated by reference to the Proxy Statement, relating to the recent resignations and appointments to the board and its various committees,

Compliance with Section 16(a) of the Exchange Act.

If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference to the Proxy Statement, or alternatively will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2025.

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

Consulting Agreement

On July 20, 2025, the Company, in connection with Jin Wook (Miles) Suk’s service as Chief Executive Officer (“CEO”) of the Company, entered into a Consulting Agreement (the “Consulting Agreement”) with BioCelsus International Inc. (the “Consultant”), an entity wholly owned by Mr. Suk. The term of the Consulting Agreement commences on March 3, 2025, the date the Company’s board of directors appointed Mr. Suk as CEO of the Company and shall remain in full force and effect until terminated by mutual written agreement between the Company and the Consultant or by sixty days’ prior written notice by either party.

Item 11. Executive Compensation

Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement, or alternatively will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2025

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Share-Based Compensation Plans

Information required by this item is incorporated herein by reference to the Proxy Statement, or alternatively will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2025.

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the Proxy Statement, or alternatively will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement or alternatively will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement or alternatively will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2025.

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

(3)	Exhibits required by Item 601 of Regulation S-K

The following documents are filed as exhibits to this Annual Report:

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of December 11, 2023 (incorporated by reference to Annex A to ACAB’s registration statement on Form S-4/A filed with the SEC on October 17, 2024).

2.2	Amendment No. 1 to Business Combination Agreement, dated September 4, by and among ACAB, Merger Sub and Abpro (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

3.1	New Abpro Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

3.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025).

3.3	New Abpro Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

4.1	Specimen Series A Common Stock Certificate (incorporated by reference to ACAB’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021).

4.2	Specimen Public Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to ACAB’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021).

4.3	Public Warrant Agreement, dated January 13, 2022, between ACAB and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

4.4	Specimen Private Warrant Certificate (included in Exhibit 4.6) (incorporated by reference to ACAB’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021).

4.5	Private Warrant Agreement, dated January 13, 2022, between ACAB and Continental Stock Transfer & Trust Company (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

4.6	Warrant Agreement, dated February 7, 2025, between the Company and Ian Chan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2025).

4.7**	Description of Registrant’s Securities

10.1	Investment Management Trust Agreement, dated January 13, 2022, by and between ACAB and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.2	Securities Subscription Agreement, dated October 25, 2021, between ACAB and the Sponsor (incorporated by reference to Exhibit 10.3 to ACAB’s registration statement on Form S-1 filed with the SEC on December 2, 2021).

10.3	Private Placement Warrant Purchase Agreement, dated January 13, 2022, by and between ACAB and the Sponsor (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.4	Letter Agreement, dated January 13, 2022, among ACAB and its officers, directors, and the Sponsor (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.5	Registration Rights Agreement, dated January 13, 2022, among ACAB, the Sponsor and certain securityholders of ACAB (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.6	Amended Sponsor Letter Agreement, dated as of January 18, 2024, by and among ACAB, Abpro, the Sponsor and directors and officers of ACAB (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.7	Form of Abpro Lock-Up Agreement (incorporated by reference to Exhibit 10.11 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 17, 2024).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 17, 2024).

10.9+	Abpro Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

10.10+	Employment Agreement, dated as of January 15, 2020, by and between Abpro and Ian Chan (incorporated by reference to Exhibit 10.14 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.11+	Offer Letter, dated June 11, 2018, by and between Abpro and Rob Markelewicz (incorporated by reference to Exhibit 10.15 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.12	Consulting Agreement, dated January 1, 2023, by and between the Company and NEM LLC (incorporated by reference to Exhibit 10.18 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.13	Commercial Lease Agreement, dated July 2, 2014, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.19 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.14	Lease Extension #1 to Commercial Lease Agreement, dated May 22, 2017, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.20 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.15	Lease Extension #2 to Commercial Lease Agreement, dated March 9, 2021, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.21 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.16#	Collaboration and License Agreement, dated August 26, 2016, as amended by the First Amendment to License Agreement dated November 11, 2016, as amended by the Second Amendment to License Agreement dated November 1, 2017, as amended by the Third Amendment to License Agreement dated March 5, 2018, and as amended by the Fourth Amendment to License Agreement dated December 9, 2019, by and between AbMed Corporation, MedImmune Limited and Abpro (incorporated by reference to Exhibit 10.22 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.17	Side Letter Agreement, dated August 8, 2017, by and among the Company, AbMed Corporation, and MedImmune Limited (incorporated by reference to Exhibit 10.23 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.18#	Patent License Agreement, dated August 29, 2017, as amended by the First Amendment, dated May 20, 2020, and as amended by the Second Amendment, dated October 13, 2023, by and between Abpro and The U.S. Department of Health and Human Services, as represented by The National Cancer Institute (incorporated by reference to Exhibit 10.24 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.19#	Collaboration Agreement, dated as of January 30, 2019, by and between Abpro and Nanjing Chia Tai Tianqing Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.25 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.20#	Collaboration and License Agreement, dated December 14, 2019, by and between Abpro and Abpro Bio International, Inc. (incorporated by reference to Exhibit 10.26 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.21#	Collaboration and License Agreement, dated January 15, 2020, by and between AbMed Corporation and Abpro Bio International, Inc. (incorporated by reference to Exhibit 10.27 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.22#	Collaboration Agreement, dated September 21, 2022, by and between Abpro and Celltrion, Inc. (incorporated by reference to Exhibit 10.28 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.23	Form of Investor Subscription Agreement (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on August 28, 2024).

10.24	Investor Rights Agreement, dated August 22, 2024 by and between Atlantic Coastal Acquisition Corp. II and Celltrion, Inc. (incorporated by reference to Exhibit 10.2 to ACAB’s Current Report on Form 8-K filed with the SEC on August 28, 2024).

10.25	Amendment to Collaboration Agreement, dated October 9, 2024, by and between Abpro and Celltrion, Inc. (incorporated by reference to Exhibit 10.34 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 9, 2024).

10.26	Confirmation of an OTC Equity Prepaid Forward Transaction, dated November 7, 2024, by and among the Company, Abpro and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 8, 2024).

10.27	Non-Redemption Agreement, dated November 5, 2024, by and among the Company and with Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 5, 2024).

10.28	Standby Equity Purchase Agreement dated October 30, 2024, by and among Atlantic Coastal Acquisition Corp. II, Abpro Corporation and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.29	Registration Rights Agreement dated October 30, 2024, by and among Atlantic Coastal Acquisition Corp. II, Abpro Corporation and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to ACAB’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.30	Convertible Promissory Note, dated November 13, 2024 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

10.31	Amendment No. 1 to Convertible Promissory Note, dated April 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2025).

10.32	Consulting Agreement, dated July 20, 2025, by and between Abpro Holdings, Inc. and BioCelsus International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2025).

10.33	Loan Agreement between the Company and its Chief Executive Officer, dated January 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2026)

14.1	Code of Business Ethics and Conduct

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated December 9, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
**	To be filed by amendment
+	Denotes a management contract or compensatory plan or arrangement.
#	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant agrees to furnish supplementally a copy of any such omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABPRO HOLDINGS, INC.

By:	/s/ Miles Suk	Date: April 15, 2026
Miles Suk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miles Suk	Chief Executive Officer (Principal Executive Officer)	April 15, 2026

/s/ Miles Suk	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2026

/s/ Fatih Karatas	Director	April 15, 2026

/s/ Byung-Hak Yoon	Director	April 15, 2026

	Director	April 15, 2026