Form 10-K/A
period 2025-12-31
Abpro Holdings, Inc.
filed 2026-05-01
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025 of Abpro Holdings, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026 (the “Original Form 10-K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2025. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2025. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

i

Abpro Holdings, Inc.

i

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Board and Committee Meetings

Our Board of Directors and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time. During fiscal year 2025, our Board of Directors and its committees held an aggregate of eighteen (18) meetings, of which eleven (11) were full board meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served.

The names of our director nominees and directors, their ages as of December 31, 2025, and certain other information about them are set forth below:

Name	Age	Position
J. Wook (Miles) Suk	57	Chief Executive Officer and Chairman of the Board of Directors
Ian Chan	53	Director
Fatih Karatas	47	Director
Mary Gunn	49	Director
Dr. Byung-Hak Yoon	51	Director

The principal occupations and positions and directorships for at least the past five years of our directors and director nominees, as well as certain information regarding their individual experience, qualifications, attributes and skills that led our Board of Directors to conclude that they should serve on the Board of Directors, are described below. There are no family relationships among any of our directors or executive officers.

Jin Wook (Miles) Suk has served as our Chief Executive Officer since March 2025 and as a member of the Board of the Company since the Business Combination. He previously served as Co-Chief Executive Officer since September 2024 and as a member of Abpro’s board of directors since January 2020. From September 2011 to September 2019, Mr. Suk served on the board of directors, and as a senior director and advisor, of Gan & Lee Pharmaceuticals Co., Ltd., a public pharmaceutical company specializing in the development, production, and commercialization of insulin analogs and medical devices. Mr. Suk co-founded Bio CND Inc., a pharmaceutical company, which was later acquired. Mr. Suk also has extensive experience in licensing, strategic alliance, and co-development deals at LG Life Sciences, Ltd., a company engaged in manufacturing, supply, and distribution of pharmaceutical products, animal health products and specialty chemicals. Mr. Suk earned a B.S. in Microbiology from Michigan State University. We believe that Mr. Suk’s business experience, and his previous service on the board of directors of a public company in the industry, qualify him to serve as a member of the board of directors.

Ian Chan has served as a member of the Board since November 2024, previously served as the Chief Executive Officer of the Company from November 2024 until March 2025, previously served as Abpro Corporation’s Chief Executive Officer from January 2020 to March 2025 and served on its board of directors since co-founding Abpro Corporation in 2004 until March 2025. Mr. Chan previously served as Abpro’s Chief Executive Officer from 2004 to 2018 and Chairman of its board of directors from 2004 to January 2020. Mr. Chan served as co-Chief Executive Officer and as a director of Abpro Bio. Co. Ltd. (KOSDAQ: 195990) from August 2019 to president. Mr. Chan earned an A.B. in Biology and Economics from Brown University and an M.B.A. from the Harvard Business School. We believe Mr. Chan’s experience on Abpro’s board of directors and as Abpro’s chief executive officer, as well as his experience in the industry, qualifies him to serve on the board of directors.

M. Fatih Karatas is a seasoned executive financial leader with over 20 years of experience in global finance, investment management, and technology sectors. He currently serves as Managing Director at AIS Advisors in San Francisco, where he directs investments in technology and industrial companies and provides strategic financial guidance to institutional clients. Prior to his current role, Mr. Karatas was Founder, CFO/COO of SAASPASS, an enterprise SaaS platform, where he led financial operations, product management, and capital raising strategies.

Previously, Mr. Karatas served as Head of Wealth Management at QInvest in Doha, Qatar, where he launched and managed the Wealth Management division, established operational and regulatory infrastructure, and structured investment offerings for institutional and high-net-worth clients. He also held leadership positions at UBS AG in Zurich, Switzerland, including Global Head of Commodities and Hedge Fund Investment Committee Voting Member, overseeing portfolio management for specialized funds and directing global allocation strategies for assets exceeding $130 billion.

Mr. Karatas has extensive experience in P&L management, capital raising, M&A due diligence, governance, and compliance, having raised over $15 billion in assets under management and generated more than $20 billion in investor profits. He has built and scaled multiple business units, implemented advanced analytics frameworks, and established performance management systems that significantly improved productivity.

Mr. Karatas holds a Dual MBA & MA in Big Data and Business Intelligence from Universidad Isabel I, an Executive Leadership Development certificate from UBS Leadership Institute, and a BA in Economics from Wesleyan University. He is recognized for his expertise in portfolio management, governance, investment and capital markets, strategic finance, and technology-driven business models.

Mary Gunn, PhD, LLM, MBA Dr. Mary Gunn is an accomplished executive and board director with over 20 years of governance experience across public and private companies in the life sciences, financial services, and education sectors. She currently serves as a board director of Edinburgh Worldwide Investment Trust (FTSE 250), Burst Diagnostics, and on the business, investment, and international committees of the University of Edinburgh. Dr. Gunn has extensive expertise in investment oversight, strategic planning, fundraising, compliance, and international business development, having supported the deployment of over $20 billion across 150 investments in partnership with private equity, venture capital, and corporate development teams.

Dr. Gunn has held leadership roles ranging from start-ups to Fortune 100 companies, including serving as CEO and executive advisor for global clinical research organizations, and as VP General Management & Business Development for ICON PLC. She has overseen operations in up to 75 countries, managed portfolios exceeding $2.4 billion, and led multiple successful M&A transactions. Her experience includes commercialization of innovative products in oncology, neurology, vaccines, and women’s health, as well as executive committee service in audit/risk, nomination/compensation, and management engagement.

Dr. Gunn holds a PhD in Psychology, an MBA, an LLM in Medical Law and Ethics, and an MA in International Relations. She has completed corporate governance programs at Harvard, Wharton, and NACD, and is a member of the National Association of Corporate Directors and the Young Presidents Organization.

Dr. Gunn’s proven track record in value creation, compliance, and strategic leadership makes her a valuable contributor to the boards and committees she serves.

Dr. Byung-Hak Yoon currently serves as CEO of OQPBIOM, a biotechnology company (since March 2025), and CEO of Doowon Science Pharma (since October 2023). From June 2020 to March 2025, he served as President of CanariaBio Group. From 2022 to 2025, he served as CEO of Sejong Medica, a medical device company. From January 2020 to January 2023, he served as Chairman and CEO of Thelma Therapeutics, and from September 2018 to January 2020, he served as CEO of AXCESO Biopharma. Since January 2018, he has served as a member of the Government Project Review Committee, Ministry of SMEs and Startups, Korea, and as a member of the Government Project Review Committee, Korea Health Industry Development Institute, Korea, since February 2013. Dr. Yoon was appointed to the Board because of his extensive experience in the pharmaceutical industry.

Board Committees

Our Board of Directors has an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of the Company’s website at www.abpro.co. The composition and function of each committee will comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

Audit Committee

The members of the audit committee are Mr. Karatas, Dr. Byung-Hak Yoon and Dr. Gunn, with Mr. Karatas serving as chair. Our Board has determined that each of the members of the audit committee will be an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee will meet on at least a quarterly basis. Both the combined company’s independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	assisting the Board in the oversight of (i) accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (ii) preparation and integrity of the financial statements of the Company, (iii) compliance by the Company with financial statement and regulatory requirements, (iv) performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firms, and (v) qualifications and independence of the Company’s independent registered public accounting firms;

●	reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

●	reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

●	reviewing and discussing with management, internal auditors and independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

●	receiving and reviewing reports of the independent registered public accounting firm discussing (i) all critical accounting matters in the firm’s audit of the Company’s financial statements, (ii) all alternative treatments of financial information within U.S. GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and (iii) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

●	reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company prior to the filing of the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q;

●	reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

●	discussing with management and the independent registered public accounting firm any changes in the Company’s critical accounting principles and the effects of alternative U.S. GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

●	reviewing material pending legal proceedings involving the Company and other contingent liabilities;

●	meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

●	reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

●	reviewing periodically with the Company’s management, the independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and;

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Audit Committee Financial Expert

Our Board has determined that Mr. Karatas qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board considered Mr. Eisenberg’s formal education, training, and previous experience in financial roles.

Compensation Committee

The members of the compensation committee are Mr. Karatas and Dr. Byung-Hak Yoon and Dr. Gunn, with Mr. Karatas serving as chair. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of the Nasdaq. The compensation committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

Specific responsibilities of our compensation committee include:

●	reviewing the performance of the Chief Executive Officer and executive management;

●	assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

●	reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the Company’s philosophy;

●	approving the salaries, bonuses and other compensation for all executive officers;

●	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

●	reviewing and discussing with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

●	reviewing and making recommendations concerning executive compensation policies and plans;

●	reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s directors;

●	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board;

●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board, acting as the “Plan Administrator” for equity-based and employee benefit plans;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

●	reviewing and making recommendations concerning executive compensation policies and plans;

●	reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s directors;

●	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board;

●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board, acting as the “Plan Administrator” for equity-based and employee benefit plans;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

●	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

●	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

●	issuing an annual Report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;

●	annually evaluating the committee’s performance and the committee’s charter and recommending to the Board any proposed changes to the charter or the committee; and

●	undertaking all further actions and discharging all further responsibilities imposed upon the committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Mr. Karatas and Dr. Byung-Hak Yoon and Dr. Gunn, with Dr. Byung-Hak Yoon serving as chair. The Board determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a nominating committee. The nominating and corporate governance committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

 Specific responsibilities of our nominating and corporate governance committee include:

●	developing and recommending to the Board the criteria for appointment as a director;

●	identifying, considering, recruiting and recommending candidates to fill new positions on the Board;

●	reviewing candidates recommended by stockholders;

●	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and

●	recommending director nominees for approval by the Board and election by the stockholders at the next annual meeting.

The nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. In identifying and evaluating potential candidates, the nominating and corporate governance committee will consider several factors, including, without limitation, high personal and professional integrity, strong ethics and values, the ability to make mature business judgments, experience in corporate management such as serving as an officer or former officer of a publicly held company, experience as a board member of another publicly held company, professional and academic experience relevant to our business, leadership skills, experience in finance and accounting, or executive compensation practices, whether a candidate has the time required for preparation, participation and attendance at board of directors meetings and  committee meetings, if applicable, independence, and the ability to represent the best interests of the Company’s stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees in accordance with applicable federal securities laws. A copy of our code of ethics is available on our website at www.abpro.co. We also intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code of ethics rather than by filing a Current Report on Form 8-K.

Director Compensation

Employee directors are not compensated for Board of Directors services in addition to their regular employee compensation.

The following table sets forth information concerning compensation paid or earned for services rendered to us by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2025. Following the Business Combination, the non-employee directors of Abpro were Anthony D. Eisenberg, Soo Young Lee, and Ian McDonald until their resignations in January 2026. Ian Chan was appointed as a director of Abpro at the Business Combination and became the non-employee director upon his resignation as a Chief Executive Officer in March 2025. The following table lists compensation received by the non-employee directors during the year ended December 31, 2025. Compensation paid to Mr. Suk is included in the section entitled, “Executive Compensation” and excluded from the table below:

Name	Director Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Anthony D. Eisenberg	73,000	13,995	86,995
Soo Young Lee	56,500	13,995	70,495
Ian McDonald	56,500	13,995	70,495
Ian Chan	-	13,995	13,995

(1)	The amounts in this column represent the amount of board director fees to be paid in cash during 2025. The following director fee amounts for 2025 were accrued but unpaid as of December 31, 2025: $26,900 for Mr. Eisenberg, $56,500 for both Mr. Young Lee and Mr. McDonald.
(2)	Amounts shown in this column represent the aggregate grant date fair value of the stock options awarded to the directors in fiscal year 2025. These values have been determined in accordance with FASB ASC Topic 718 using a Black-Scholes model. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in Note 2 Summary of Significant Accounting Policies, to Abpro’s financial statements included elsewhere in this proxy statement/prospectus. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the directors upon exercise of the stock options.

The following table lists all outstanding equity awards held by the non-employee directors of Abpro as of December 31, 2025:

Name	Aggregate Number of Shares Underlying Outstanding Options	Aggregate Number of Unvested Restricted Stock Units
Anthony D. Eisenberg (1)	2,020	-
Soo Young Lee (2)	2,020	-
Ian McDonald (3)	2,020	-
Ian Chan	2,020	-

(1)	This option became fully vested on November 13, 2025, and was cancelled on April 28, 2026.
(2)	This option became fully vested on November 13, 2025, and unless it is exercised, it will be cancelled on April 30, 2026.
(3)	This option became fully vested on November 13, 2025, and was cancelled on April 16, 2026.

EXECUTIVE OFFICERS

Biographical data for Mr. Miles Suk, our current executive officer is included under the heading, “Board of Directors and Committees of the Board” above.

Clawback Policy

The Clawback Policy (the “Clawback Policy”) was adopted in October 2023. Under the policy, in the event the Company is required to prepare an accounting restatement due to material noncompliance of the Company with any financial reporting requirement under the U.S. federal securities laws, the Board will take, in its discretion, such action it deems necessary to recover from its executive officers who received incentive-based compensation, based on performance in a year for which the Company is required to prepare restated financial statements, the excess of what would have been paid to the executive officer under the accounting restatement. This applies during a lookback period of three years, and the amounts to be reclaimed are as determined by the Board in its sole discretion. For purposes of the Clawback Policy, an executive officer is any of the Company’s officers who are required, or who have been required during the immediately preceding three calendar years, to file reports pursuant to Section 16 of the Exchange Act as well as the Company’s Chief Legal Officer, if not included. This policy may, in certain circumstances, be applied to other current or former employees whose actions or omissions contributed to the circumstances requiring the restatement and also involved willful misconduct or a willful violation of any of the Company’s rules. Additionally, if the Board determines that detrimental conduct has occurred that results in a material adverse impact, any incentive compensation paid during the prior year may be subject to clawback. Incentive compensation excludes base salary and other compensation but includes equity compensation and bonuses.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of Abpro Holdings, Inc., 100 Summit Drive, Burlington, MA 01803. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

Limitations of Liability and Indemnification of Directors and Officers

Our Charter limits a directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the Bylaws provide that the Company will, in certain situations, indemnify its directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, the Company will enter into separate indemnification agreements with its directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of its directors or officers or any other company or enterprise to which the person provides services at its request.

The Company plans to maintain a directors’ and officers’ insurance policy pursuant to which its directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter and the Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “named executive officers,” who are the individuals who served as our principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year 2025.

This section discusses material components of the executive compensation programs for the Company’s executive officers who area named in the “Summary Compensation Table” below. In 2025, the Company’s “named executive officers” and their positions were as follows:

-	Miles Suk, Chief Executive Officer and Chairman of the Board;

-	Ian Chan, the former Chief Executive Officer; and

-	Robert Markelewicz, the former Chief Medical Officer.

This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information concerning the compensation of Abpro’s named executive officers for the year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)
Miles Suk	2025	250,000		261,792
Chief Executive Officer	2024	-	-	-
Ian Chan	2025	101,510		-
Former Chief Executive Officer (4)	2024	521,754	-	-
Robert Markelewicz	2025	284,307	-	-
Former Chief Medical Officer (5)	2024	483,577	-	-

(1)	The amounts in this column represent the amount of base salary earned for service during 2025 and 2024. The following base salary amounts for 2025 were accrued but unpaid as of December 31, 2025: $175,000 for Mr. Suk. The following base salary amounts for 2024 were accrued but unpaid as of December 31, 2024: $4,253 for Mr. Chan, and $3,942 for Dr. Markelewicz.
(2)	No bonus was declared in 2025 or 2024.
(3)	Amounts shown in this column represent the aggregate grant date fair value of the restricted stock units (RSUs) awarded to the named executive officers in fiscal year 2025. These values have been determined in accordance with FASB ASC Topic 718 using the stock price at the grant date. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in Note 2 Summary of Significant Accounting Policies, to Abpro’s financial statements included elsewhere in this proxy statement/prospectus. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the named executive officers upon the sale of the RSUs. No RSUs were awarded to the named executive officers in fiscal year 2024.
(4)	Ian Chan was terminated as Chief Executive Officer effective March 3, 2025.
(5)	Robert Markelewicz was terminated as Chief Medical Officer effective November 30, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding option and restricted stock unit awards for each named executive officer as of December 31, 2025. All awards were granted pursuant to the 2014 Stock Incentive Plan or the 2024 Stock Incentive Plan.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercised		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ian Chan	7/25/2025	2,020	(1)	—	(1)	9.46	7/25/2035	—	—		—	—
	2/18/2022	20,449	(2)	—	(2)	48.85	2/18/2032	—	—		—	—
Miles Suk	7/25/2025	—		—		—	—	16,667	70,500	(3)	—	—
	12/12/2025	—		—		—	—	12,585	53,234	(3)	—	—
Robert Markelewicz	9/28/2018	17,953	(4)	—		51.90	9/28/2028	—	—		—	—
	12/19/2018	3,297	(5)	—		51.90	12/19/2028	—	—		—	—
	6/19/2020	1,360	(6)	—		50.10	6/19/2030	—	—		—	—
	4/14/2021	2,386	(7)	—		48.90	4/14/2031	—	—		—	—
	2/18/2022	319	(8)	—		48.90	2/18/2032	—	—		—	—

(1)	This option was granted to Ian Chan for his service on the Board of Directors. This option became fully vested and exercisable on November 13, 2025.
(2)	This option became fully vested and exercisable on June 18, 2022. Options are held by Biocelsus International Co Ltd., an entity controlled by Mr. Suk.
(3)	Calculated in accordance with Instruction 3 to Regulation S-K Item 402(p)(2). The closing market price of the Company’s Common Stock on December 31, 2025, was $4.23 per share.
(4)	This option became fully vested on August 27, 2022, and was cancelled on February 28, 2026.
(5)	This option became fully vested on December 12, 2022, and was cancelled on February 28, 2026.
(6)	This option became fully vested on June 19, 2024, and was cancelled on February 28, 2026.
(7)	This option became fully vested on April 14, 2025, and was cancelled on February 28, 2026.
(8)	This option vested as follows: 25% vested on February 18, 2023, and the remaining 75% vested in 36 equal monthly installments thereafter, subject to continued service through each vesting date. The unvested portion of the award was forfeited upon Dr. Markelewicz’s termination on November 30, 2025. The vested portion of the award was cancelled on February 28, 2026.

Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End

Employment Agreement with Miles Suk

On July 20, 2025, Abpro Holdings, Inc. (the “Company”), in connection with Jin Wook (Miles) Suk’s service as Chief Executive Officer of the Company, entered into a Consulting Agreement (the “Consulting Agreement”) with BioCelsus International Inc. (the “Consultant”), an entity wholly owned by Mr. Suk. The material terms and conditions of the Consulting Agreement are summarized below.

The term of the Consulting Agreement commences on March 3, 2025, the date the Company’s board of directors appointed Mr. Suk as Chief Executive Officer of the Company and will remain in full force and effect until terminated by mutual written agreement between the Company and the Consultant or by sixty days’ prior written notice by either party (the “Consulting Period”).

During the Consulting Period, the Consultant will provide the Company with business development and funding-related services as well as general matters related to the Company’s business operations.

The Company will compensate the Consultant with an annual base fee of $300,000, payable in bi-weekly installments, and a one-time grant of 500,000 Restricted Stock Units (“RSUs”) subject to the Company’s standard vesting schedule.

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

Employment Agreement with Robert Markelewicz Jr.

On June 11, 2018, Abpro Corporation provided Robert Markelewicz Jr. with an offer letter setting forth the terms and conditions of his employment as Senior Vice President, Head of Clinical Research and Development, which provides for a base salary of $420,000, a discretionary bonus with a specified annual target amount of 40% of his annual base salary, a $35,000 signing bonus, and eligibility to participate in employee benefit programs established by Abpro Corporation. Pursuant to the offer letter, Dr. Markelewicz was also granted 7,783 stock options that vest in full upon a change in control. The offer letter also provides that in the event Dr. Markelewicz is terminated without cause (as defined below), that he is eligible to receive severance consisting of six months of continued base compensation, provided that he signs a separation agreement and release prepared by Abpro Corporation, and provided that he signs a confidentiality, non-compete and non-solicitation agreement, which contains (i) customary confidentiality provisions, (ii) a non-compete covenant for one year post-termination of employment, and (iii) non-solicit covenants relating to employees and customers for 24 months and 18 months post-termination of employment, respectively. The offer letter defines “cause” as (i) poor work performance, as determined by Abpro Corporation, (ii) misconduct, as determined by Abpro Corporation, or (iii) any conduct that Abpro Corporation deems materially harmful to its business, interests, or reputation.

On September 30, 2025, the Company furloughed Robert J. Markelewicz, Jr., M.D., M.M.Sc., the Company’s Chief Medical Officer, effective September 30, 2025, until November 30, 2025. During the furlough period, Dr. Markelewicz did not perform any duties or responsibilities associated with his role. Dr. Markelewicz’s employment was terminated effective November 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock upon the completion by each person known by us to be the beneficial owner of more than 5% of the Company’s Common Stock, each director and each of our named executive officers.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of Common Stock in the table below is based on 5,896,048 shares Common Stock issued and outstanding as of April 24, 2026. The issued and outstanding shares of Common Stock does not include 184,141 shares reserved for future issuance pursuant to rollover RSUs and options of Abpro Corporation and 208,025 shares of Common Stock reserved for future issuance under the 2024 Incentive Plan. The below table excludes the Common Stock underlying the Warrants, because these securities are not exercisable until registered, which may or may not occur within sixty (60) days.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 100 Summit Drive, Burlington, MA 01803.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
J. Wook (Miles) Suk(1)	39,951	0.7%
Ian Chan(2)	298,368	5%
Fatuh Karatas	-	-
Byung-Hak Yoon	-	-
Mary Gunn	-	-
All executive officers and directors as a group (5 individuals)	338,319	5.7%

Greater than Five Percent Holders:
Abpro Bio International, Inc.(3)	550,244	9.3%
Ian Chan(2)	298,368	5.0%
Atlantic Coastal Acquisition Management II LLC(4)	577,742	9.1%

(1)	Consists of (1) 7,073 shares of Common Stock held by Mr. Suk, (2) 210 shares of Common Stock underlying vested rollover RSUs held by Mr. Suk, (3) 20,449 shares underlying rollover stock options that are currently exercisable and held by BioCelsus International Co Ltd., an entity controlled by Mr. Suk, and (4) 12,218 vested RSUs (does not include 22,215 RSUs which are not vested within 60 days of the date of April 24, 2026).
(2)	Includes the issuance of 20,834 shares of Common Stock exercisable upon the exercise of Warrants at an exercise price of $99.90 per share and the issuance of 2,020 shares of Common Stock exercisable upon the exercise of Common Stock Options at an exercise price of $9.46 per share (does not include the exercise of an additional 7,500 Warrants which are not exercisable within 60 days of the date of April 24, 2026).
(3)	The business address for Abpro Bio International, Inc. is 139, Techno jungang-daero, Yuga-myeon, Dalseong-gun, Daegu, Republic of Korea. Abpro Bio International, Inc. is a subsidiary of Abpro Bio Co. Ltd, a publicly traded company listed on the KOSDAQ market of the Korea Exchange (KOSDAQ: 195990).
(4)	Atlantic Coastal Acquisition Management II LLC, or the Sponsor, is the record holder of the shares reported herein. Shahraab Ahmad is the manager and the majority owner of the Sponsor. Accordingly, Mr. Ahmad may be deemed to beneficially own all of the shares held by the Sponsor. Mr. Ahmad disclaims beneficial ownership of any securities held by the Sponsor except to the extent of his pecuniary interest therein. Includes the shares of Common Stock underlying 461,667 warrants, at an exercise price of $114.90 per share, held by the Sponsor, which are exercisable within 60 days of the date of April 24, 2026.

Equity Compensation Plan Information

The following table presents information about our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	257,049	50.24	160,656

(1)	Includes the following plans: the 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) and the 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors. On January 1, 2026, the number of shares available for issuance under the 2024 Equity Incentive Plan increased by 136,663 shares pursuant to these provisions. This increase is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor or our officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to the Sponsor, our officers or directors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than the repayment of any loans from the Sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Consulting Agreement with CEO

On July 20, 2025, the Company entered into a consulting agreement with the Company’s CEO (the “CEO Consulting Agreement”). In connection with the CEO Consulting Agreement, the Company issued 16,667 RSUs, which vest in three equal installments on March 3, 2026, March 3, 2027, and March 3, 2028, and provides for an annual compensation of $300,000. The term of the CEO Consulting Agreement commenced on March 3, 2025, the date the Company’s board of directors appointed the CEO and shall remain in full force and effect until terminated by mutual written agreement between the Company and the CEO, or by sixty days’ prior written notice by either party. Under the terms of the CEO Consulting Agreement, the Company is obligated to make the payment equal to three times the fair market value of the CEO’s equity interests in the Company, if within 12 months of a change of control event (as defined in the CEO Consulting Agreement), the CEO is involuntarily terminated without cause or resigns for good reason. The Company made total payments of $75,000 under the CEO Consulting Agreement during the year ended December 31, 2025, and the unpaid amounts owed under the CEO Consulting agreement were $175,000 as of December 31, 2025.

Loan Agreement with CEO

In January 2026, the Company entered into a loan agreement with its Chief Executive Officer and Chairman for an unsecured loan in the principal amount of $147,000 to fund the premium for the Company’s directors’ and officers’ liability insurance. The loan had a nine-month term from the date of advance and may be prepaid at any time without penalty. No interest accrued during the first three months following funding; thereafter, the outstanding principal bore interest at a variable rate equal to three-month Term SOFR plus 2.0% per annum, with any accrued interest payable at maturity or upon earlier repayment. The loan was not secured by any collateral and is not guaranteed by any third party.

Other Transactions

We have granted stock options and RSUs to our named executive officers and our directors. See the sections titled “Director Compensation” and “Executive Compensation,” for a description of these stock options and RSUs. In the ordinary course of business, we enter into offer letters and employment agreements with our executive officers. We will also enter into indemnification agreements with our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Director Independence

Our Board of Directors has determined that Messrs. Karatas and Yoon and Ms. Gunn, representing three of our four directors, are “independent” as that term is defined under the rules of The Nasdaq Stock Market, as further described in the section titled “Corporate Governance—Director Independence” above.

Item 14. Principal Accounting Fees and Services.

Auditor Fees

Wolf & Company, P.C. (“Wolf”) was appointed as our independent registered accounting firm in December 2024, upon the dismissal of Marcum (now CBIZ). Wolf has audited the financial statements of Abpro Corporation since 2023. The fees of Wolf presented below are not representative of the fees to be billed by Wolf for the Company as a public company but are presented solely to provide our stockholders with a basis to understand our historical relationship with Wolf.

The following table presents the aggregate fees billed by Wolf and Marcum (including Abpro Corporation, in the case of Wolf), for the fiscal years ended December 31, 2025 and 2024. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2025	2024(5)	2024(6)
Audit Fees(1)	$336,375	$272,000	$82,400
Audit Related Fees(2)	106,325	125,000	—
Tax Fees(3)	40,550	13,000	—
All other fees(4)	—	—	141,325
Total fees	$483,250	$410,000	$223,725

(1)	Consists of fees billed in connection with the audit of our year-end financial statements, review of the interim financial statements included in our quarterly reports, and services normally provided in connection with regulatory filings.
(2)	Consists of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Includes fees billed in connection with the review of our Registration Statements on Forms S-1, S-8 and S-4 and Current Reports on Form 8-K.
(3)	Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, as well as technical tax advice related to federal and state income tax matters, assistance with sales tax and assistance with tax audits.
(4)	All other fees paid for services rendered that are not reported under “Audit Fees,” “Audit Related Fees,” or “Tax Fees.”
(5)	Represents fees billed by Wolf to Abpro Corporation for the year ended December 31, 2024. Includes fees paid by Abpro Corporation for the 2024, 2023 and 2022 audits and for the review of the financial statements for the periods ended March 31, 2024, June 30, 2024, and September 30, 2024 and 2023, which were performed during the year ended December 31, 2024. The 2024 fees were revised from the amount originally reported to reflect final billing, whereas the original data reported was based on certain estimated fees.
(6)	Represents fees billed by Marcum for the year ended December 31, 2024.

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

Prior to the Business Combination, all of the services listed in the table above provided by Marcum and Wolf were approved by ACAB and Abpro Corporation, respectively, in accordance with each company’s policies then in effect.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1. Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.

2. Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of December 11, 2023 (incorporated by reference to Annex A to ACAB’s registration statement on Form S-4/A filed with the SEC on October 17, 2024).

2.2	Amendment No. 1 to Business Combination Agreement, dated September 4, by and among ACAB, Merger Sub and Abpro (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

3.1	New Abpro Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

3.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025).

3.3	New Abpro Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

4.1	Specimen Series A Common Stock Certificate (incorporated by reference to ACAB’s Registration Statement on Form S-1/A filed with the SEC on December 20, 2021).

4.2	Specimen Public Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to ACAB’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021).

4.3	Public Warrant Agreement, dated January 13, 2022, between ACAB and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

4.4	Specimen Private Warrant Certificate (included in Exhibit 4.6) (incorporated by reference to ACAB’s Registration Statement on Form S-1 filed with the SEC on December 2, 2021).

4.5	Private Warrant Agreement, dated January 13, 2022, between ACAB and Continental Stock Transfer & Trust Company (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

4.6	Warrant Agreement, dated February 7, 2025, between the Company and Ian Chan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2025).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15. 2025)

10.1	Investment Management Trust Agreement, dated January 13, 2022, by and between ACAB and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.2	Securities Subscription Agreement, dated October 25, 2021, between ACAB and the Sponsor (incorporated by reference to Exhibit 10.3 to ACAB’s registration statement on Form S-1 filed with the SEC on December 2, 2021).

10.3	Private Placement Warrant Purchase Agreement, dated January 13, 2022, by and between ACAB and the Sponsor (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.4	Letter Agreement, dated January 13, 2022, among ACAB and its officers, directors, and the Sponsor (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.5	Registration Rights Agreement, dated January 13, 2022, among ACAB, the Sponsor and certain securityholders of ACAB (incorporated by reference to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.6	Amended Sponsor Letter Agreement, dated as of January 18, 2024, by and among ACAB, Abpro, the Sponsor and directors and officers of ACAB (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.7	Form of Abpro Lock-Up Agreement (incorporated by reference to Exhibit 10.11 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 17, 2024).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 17, 2024).

10.9+	Abpro Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

10.10+	Employment Agreement, dated as of January 15, 2020, by and between Abpro and Ian Chan (incorporated by reference to Exhibit 10.14 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.11+	Offer Letter, dated June 11, 2018, by and between Abpro and Rob Markelewicz (incorporated by reference to Exhibit 10.15 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.12	Consulting Agreement, dated January 1, 2023, by and between the Company and NEM LLC (incorporated by reference to Exhibit 10.18 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.13	Commercial Lease Agreement, dated July 2, 2014, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.19 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.14	Lease Extension #1 to Commercial Lease Agreement, dated May 22, 2017, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.20 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.15	Lease Extension #2 to Commercial Lease Agreement, dated March 9, 2021, by and between Abpro and Cummings Properties, LLC (incorporated by reference to Exhibit 10.21 to ACAB’s Registration Statement on Form S-4, filed with the SEC on January 19, 2024).

10.16#	Collaboration and License Agreement, dated August 26, 2016, as amended by the First Amendment to License Agreement dated November 11, 2016, as amended by the Second Amendment to License Agreement dated November 1, 2017, as amended by the Third Amendment to License Agreement dated March 5, 2018, and as amended by the Fourth Amendment to License Agreement dated December 9, 2019, by and between AbMed Corporation, MedImmune Limited and Abpro (incorporated by reference to Exhibit 10.22 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.17	Side Letter Agreement, dated August 8, 2017, by and among the Company, AbMed Corporation, and MedImmune Limited (incorporated by reference to Exhibit 10.23 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.18#	Patent License Agreement, dated August 29, 2017, as amended by the First Amendment, dated May 20, 2020, and as amended by the Second Amendment, dated October 13, 2023, by and between Abpro and The U.S. Department of Health and Human Services, as represented by The National Cancer Institute (incorporated by reference to Exhibit 10.24 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.19#	Collaboration Agreement, dated as of January 30, 2019, by and between Abpro and Nanjing Chia Tai Tianqing Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.25 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.20#	Collaboration and License Agreement, dated December 14, 2019, by and between Abpro and Abpro Bio International, Inc. (incorporated by reference to Exhibit 10.26 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.21#	Collaboration and License Agreement, dated January 15, 2020, by and between AbMed Corporation and Abpro Bio International, Inc. (incorporated by reference to Exhibit 10.27 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.22#	Collaboration Agreement, dated September 21, 2022, by and between Abpro and Celltrion, Inc. (incorporated by reference to Exhibit 10.28 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on April 2, 2024).

10.23	Form of Investor Subscription Agreement (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on August 28, 2024).

10.24	Investor Rights Agreement, dated August 22, 2024 by and between Atlantic Coastal Acquisition Corp. II and Celltrion, Inc. (incorporated by reference to Exhibit 10.2 to ACAB’s Current Report on Form 8-K filed with the SEC on August 28, 2024).

10.25	Amendment to Collaboration Agreement, dated October 9, 2024, by and between Abpro and Celltrion, Inc. (incorporated by reference to Exhibit 10.34 to ACAB’s Registration Statement on Form S-4/A, filed with the SEC on October 9, 2024).

10.26	Confirmation of an OTC Equity Prepaid Forward Transaction, dated November 7, 2024, by and among the Company, Abpro and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 8, 2024).

10.27	Non-Redemption Agreement, dated November 5, 2024, by and among the Company and with Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 5, 2024).

10.28	Standby Equity Purchase Agreement dated October 30, 2024, by and among Atlantic Coastal Acquisition Corp. II, Abpro Corporation and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to ACAB’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.29	Registration Rights Agreement dated October 30, 2024, by and among Atlantic Coastal Acquisition Corp. II, Abpro Corporation and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to ACAB’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.30	Convertible Promissory Note, dated November 13, 2024 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

10.31	Amendment No. 1 to Convertible Promissory Note, dated April 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2025).

10.32	Consulting Agreement, dated July 20, 2025, by and between Abpro Holdings, Inc. and BioCelsus International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2025).

10.33	Loan Agreement between the Company and its Chief Executive Officer, dated January 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2026)

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15. 2025)

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated December 9, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
**	To be filed by amendment
+	Denotes a management contract or compensatory plan or arrangement.
#	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant agrees to furnish supplementally a copy of any such omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABPRO HOLDINGS, INC.

By:	/s/ Miles Suk	Date: April 30, 2026
Miles Suk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miles Suk	Chief Executive Officer	April 30, 2026
(Principal Executive Officer)

/s/ Miles Suk	Chief Financial Officer	April 30, 2026
(Principal Financial and Accounting Officer)

/s/ Fatih Karatas	Director	April 30, 2026

/s/ Byung-Hak Yoon	Director	April 30, 2026

	Director	April 30, 2026