Form 10-Q
period 2026-03-31
Abpro Holdings, Inc.
filed 2026-05-20
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41224

Abpro Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1013956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Summit Drive

Burlington MA 01803

(Address of principal executive offices)

339-227-5961

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

As of May 15, 2026, there were 5,896,048 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABPRO HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$5,398	$67
Accounts receivable	183	183
Prepaid expenses and other current assets	1,050	480
Security deposits	55	55
SEPA put rights asset	-	96
Restricted cash	15	15
Total current assets	6,701	896

Patents, net	164	167
Total assets	$6,865	$1,063

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,952	$5,323
Accrued expenses	3,871	3,875
Notes payable, current – related parties	294	147
Total current liabilities	9,117	9,345

Commitments and Contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 110,000,000 shares authorized; 5,896,048 and 2,733,263 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	-
Additional paid-in capital	117,221	110,164
Accumulated deficit	(120,023)	(118,995)
Total Abpro Holdings, Inc.’s stockholders’ deficit	(2,801)	(8,831)
Non-controlling interest	549	549
Total stockholders’ deficit	(2,252)	(8,282)
Total liabilities and stockholders’ deficit	$6,865	$1,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Research and development	$13	$325
General and administrative	920	2,633
Total operating expenses	933	2,958

Loss from operations	(933)	(2,958)

Other (expense) income:
Other income	2	-
Interest expense	(23)	(737)
Interest income	22	18
Change in fair value of forward purchase agreement asset	-	(23)
Change in fair value of SEPA put rights asset	(96)	(156)
Change in fair value of embedded derivative liability	-	(31)
Total other (expense) income, net	(95)	(929)

Net loss	$(1,028)	$(3,887)

Net loss per share, basic and diluted	$(0.23)	$(2.29)

Weighted average shares outstanding - basic and diluted	4,490,505	1,697,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share and per share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2025	2,733,263	$-	-	$-	$110,164	$(118,995)	$(8,831)	$549	$(8,282)

Issuance of Advance Shares, net of issuance costs of $508	3,162,785	1	-	-	6,755	-	6,756	-	6,756

Share-based compensation	-	-	-	-	302	-	302	-	302

Net loss	-	-	-	-	-	(1,028)	(1,028)	-	(1,028)

Balances, as of March 31, 2026	5,896,048	$1	-	$-	$117,221	$(120,023)	$(2,801)	$549	$(2,252)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2024	1,727,192	$-	(32,778)	$-	$100,608	$(116,103)	$(15,495)	$549	$(14,946)

Common stock issued for services	5,000	-	-	-	-	-	-	-	-

Warrants issued to related party lender	-	-	-	-	714	-	714	-	714

Share-based compensation	-	-	-	-	308	-	308	-	308

Net loss	-	-	-	-	-	(3,887)	(3,887)	-	(3,887)

Balances, as of March 31, 2025	1,732,192	$-	(32,778)	$-	$101,630	$(119,990)	$(18,360)	$549	$(17,811)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,028)	$(3,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3	8
Share-based compensation	302	512
Amortization of operating lease right-of-use assets	-	144
Noncash interest expense	-	714
Amortization of debt discount	-	76
Change in fair value of forward purchase agreement asset	-	23
Change in fair value of SEPA put rights asset	96	156
Change in fair value of embedded derivative liability	-	31
Changes in operating assets and liabilities:
Accounts receivable	-	(8)
Prepaid expenses and other current assets	(570)	39
Accounts payable	(371)	768
Accrued expenses	(512)	77
Operating lease liability	-	(156)
Net cash used in operating activities	(2,080)	(1,503)

Cash Flows from Financing Activities:
Gross proceeds from issuance of Advance Shares	7,264	-
Proceeds from settlement of Forward Purchase Agreement	-	132
Payments on Notes payable		(216)
Proceeds from related party loan	147	-
Net cash provided by financing activities	7,411	(84)

Net change in cash and restricted cash	5,331	(1,587)
Cash and restricted cash - beginning of period	82	2,992
Cash and restricted cash - end of period	$5,413	$1,405

Supplemental disclosure of cash flow information and non-cash transactions:
Accrued issuance costs for Advance Shares	$508	$-
Fair value of common stock issued for services	-	161
Prepaid expenses financed through Note payable		553

As reported within the unaudited condensed consolidated balance sheets:
Cash	$5,398	$1,261
Restricted cash	15	144
Total cash and restricted cash as presented in the balance sheet	$5,413	$1,405

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

On November 13, 2024 (the “Closing Date”), Abpro Corporation (“Legacy Abpro”) completed the merger with Atlantic Coastal Acquisition Corp. II (“ACAB”) (the “Merger”). At the Closing Date, ACAB changed its name to “Abpro Holdings, Inc.”

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

Going Concern

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Through March 31, 2026, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the issuance of shares under the SEPA (see Note 10), and to a lesser extent, payments received in connection with collaboration and license agreements.

As of March 31, 2026 and December 31, 2025, the Company had an accumulated deficit of $120,023 and $118,995, respectively. The Company’s net loss was $1,028 and $3,887 for the three months ended March 31, 2026 and 2025, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.

On April 2, 2025, the Company received written notice from the Listing Qualifications Department staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

On February 18, 2026, the Company received written notification from the Panel stating that, due to the Company not having met the terms of the Panel’s November 10, 2025 decision that the Company demonstrate compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) by February 16, 2026, the Company’s securities were to be delisted from Nasdaq. The trading of the Company’s common stock was suspended at the open of trading on NASDAQ on February 23, 2026 and the Company’s securities now trade on the OTCQB, Pink Limited tier of the OTC Markets under the ticker symbol “ABPO”. The Company was provided fifteen (15) days from receipt of the aforementioned notice of the Panel’s decision to request that the Nasdaq Listing and Hearing Review Council (the “Council”) review the decision. The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital, including under the SEPA (see Note 10) and on favorable terms, if at all, in the future.

On March 18, 2026, the Company formally appealed the delisting determination and is currently expecting the response in June 2026.

As of March 31, 2026, the Company had cash of $5,398. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these unaudited condensed consolidated financial statements are issued. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to slow cash burn, extending the cash runway until financing can be secured. These unaudited condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries, Abpro Corporation and AbMed Corporation (“AbMed”). All intercompany balances and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation, including the reclassification of amounts in the balance sheet for prepaid expenses and other current assets and notes payable with respect to the insurance premium financing agreement (see Note 9), with no material impact on the condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include share-based compensation expense, fair value of warrants, pre-clinical and clinical accrued expenses, valuation and realizability of deferred tax assets and the ability to continue as a going concern. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or any other period. The December 31, 2025 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2026 (the “Annual Report”), which provides a more complete discussion of the Company’s accounting policies and certain other information.

There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business entities report information about operating segments in their annual consolidated financial statements and requires that those entities report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless the inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three months ended March 31, 2026 and 2025, basic and diluted net losses per share are the same for all periods presented.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	March 31,
	2026	2025
Warrants	990,000	990,000
Stock options	192,221	231,758
Convertible Notes	-	526,316
Unvested restricted stock units	24,503	185
Total	1,206,724	1,748,258

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

3.  Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued salaries and wages	$928	$1,114
Accrued professional fees	1,054	1,154
Accrued issuance costs	585	77
Accrued interest	277	275
BOD compensation	305	191
Other accrued expenses	722	1,064
Total accrued expenses	$3,871	$3,875

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2026	2025
Assets:
SEPA put rights asset (Note 10)	3	$-	$155

The fair value of the SEPA Put Rights was estimated as the sum of the fair values of the put rights under each assumed advance notice over the term of the SEPA. The number of shares under each advance notice was based on the historical trading volumes of the Company’s common stock taking into account various beneficial ownership and daily volume limitations. The trading of the Company’s common stock was suspended at the open of trading on NASDAQ on February 23, 2026 and as a result, the Company is unable to comply with the registration and listing requirements to raise capital under the SEPA. As a result, as of March 31, 2026, the fair value of SEPA put rights asset was deemed de minimis. As of December 31, 2025, the fair value of the put rights under each advance notice was estimated using the Black Scholes model, incorporating the following assumptions:

December 31,
2025
Stock price	$4.23
Risk-free interest rate	3.5 to 3.7%
Exercise price	4.06
Expected term (in years)	0.25 to 0.92
Expected volatility	78-86%
Expected dividend yield	0%
Number of shares under each advance notice	27,100

The changes in the fair value of Level 3 financial assets and liabilities for the three months ended March 31, 2026 are as follows:

SEPA Put Rights Asset
Fair value as of January 1, 2026	$96
Change in fair value	(96)
Fair value as of March 31, 2026	$0

5. License and Collaboration Agreements

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

The Company and NJCTTQ agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. The agreement remains unrenewed as of March 31, 2026 after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5,000 regulatory milestone payable to NJCTTQ based on commercial approval in the Company’s territory, as described above, will continue to apply. Through March 31, 2026, no products were sold by NJCTTQ or the Company under the NJCTTQ agreement and no regulatory milestones were achieved by the Company in the Company’s territory.

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

Under the ABP-201 Agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. ABI is committed to pay the Company up to $56,500 in milestone payments upon achieving certain research and development events, up to $485,000 in milestone payments based on annual net sales per each licensed product, and a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by ABI, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. No milestones have been reached through March 31, 2026, no products were sold by ABI, and no related revenue amounts have been recorded in the accompanying condensed consolidated financial statements.

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

During the three months ended March 31, 2026 and 2025, the Company did not recognize any revenue under the agreement with Celltrion. The Company had $183 in accounts receivable from Celltrion related to the research and development services as of both March 31, 2026 and December 31, 2025. The accounts receivable balance of $183 was collected in April 2026.

Milestone Payments. The Company is entitled to development milestones under the Original Celltrion Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals. Except for the first milestone of $2,000 achieved in 2022, no other milestone payments were earned through March 31, 2026. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of collaboration revenues in the period of adjustment.

Profit Splits. As the license is deemed to be the predominant item to which profit splits relate, the Company will recognize revenue when the related sales or third-party collaborator income occur. No profit split revenue has been recognized from inception through March 31, 2026.

6. Commitments under Research and Collaboration Agreements

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

Under the MedImmune License Agreement, the Company agreed to pay milestone and royalty payments, including up to $244,000 in milestone payments, which are comprised of $14,000 upon meeting certain clinical development milestones, $80,000 upon achieving certain regulatory events and $150,000 upon meeting certain worldwide commercial sales thresholds; and tiered high-single to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis. No milestones have been reached and no products were sold by the Company through March 31, 2026.

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

Pursuant to the NCI agreement and amendments, the Company agreed to pay low single-digit royalties based on net sales of licensed products as well as milestone payments of up to $3,995 due upon achievement of clinical and regulatory milestones, and up to $12,000 milestone payments due upon achievement of commercial milestones. No milestones have been reached and no products were sold by the Company through March 31, 2026.

The Company also has to pay the guaranteed annual minimum royalties of $25 starting on the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). During each of the three months ended March 31, 2026 and 2025, the Company incurred $6, in minimum royalty payments, which are included in research and development expenses. As of March 31, 2026 and December 31, 2025, the accrued royalties were $52 and $25, included in accounts payable on the condensed consolidated balance sheets. Under the amendment entered into in March 2020, the Company is also liable for the extension royalties of $225 payable under this agreement which were rescheduled to become due in several installments starting in March 2022. As of both March 31, 2026 and December 31, 2025, the accrued extension royalties were $200, included in accrued expenses and accounts payable in the condensed consolidated balance sheets.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights. During both the three months ended March 31, 2026 and 2025, the Company did not incur any expenses related to the patent costs reimbursements.

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

During the three months ended March 31, 2026 and 2025, development activities under the Mabwell collaboration agreement were immaterial to the condensed consolidated financial statements. No milestones have been reached and no products were sold under the Mabwell License Agreement through March 31, 2026.

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

Under the MSK License Agreement, as amended, the Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. The Company was committed to pay MSK up to $10,500 in milestone payments upon achieving certain research and development and commercialization events or within a certain number of months of the effective date, up to $30,000 in milestone payments based on net sales, and tiered mid-single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration with guaranteed annual minimum royalties between $20 and $30 depending on certain development events. During the three months ended March 31, 2026 and 2025, the Company did not incur any minimum royalties or milestone payments under this agreement. As of both March 31, 2026 and December 31, 2025, the accrued minimum royalty and milestone payments were $790, included in accounts payable in the condensed consolidated financial statements.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. During the three months ended March 31, 2026 and 2025, the Company incurred no expenses related to the patent costs reimbursements. As of both March 31, 2026 and December 31, 2025, the liabilities for the patent costs reimbursements were $273, included in accrued expenses and accounts payable in the condensed consolidated financial statements.

As of both March 31, 2026 and December 31, 2025, the accrued liabilities for the unpaid interest on the outstanding minimum royalty and milestone payments due to MSK were $169, included in accrued expenses. The company has ceased accruing further interest as a result of the termination of the MSK License Agreement. See Note 7 for discussion of the June 2023 demand letter.

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

Under the VAZYME License Agreement, the Company agreed to use commercially reasonable efforts to reach certain research and development, and commercialization milestones for such antibodies. The Company also agreed to pay $200 to VAZYME at the effective date of the agreement. The Company is committed to pay VAZYME up to $11,100 in milestone payments upon achieving certain research and development events, up to $70,000 in milestone payments based on annual net sales, and tiered low single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration. No milestones in the VAZYME License Agreement have been reached through March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, the Company did not incur any expenses related to the VAZYME License Agreement. As of both March 31, 2026 and December 31, 2025, the accrued liabilities under this agreement were $200, included in accounts payable in the condensed consolidated financial statements.

7. Commitments and Contingencies

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

On September 12, 2023, a contract research organization (“CRO”) vendor filed a lawsuit against the Company based on the Company’s failure to make certain installments pursuant to a settlement agreement entered into with this vendor on January 23, 2023. Under the settlement agreement, the Company agreed to pay a total of $1,644 to the vendor, with $600 due 5 business days after the settlement effective date and ten monthly installments, approximately $104 each, starting in February 2023. The Company made the upfront payment and the first four monthly installments for a total of $1,016 but failed to make the monthly installment payments due after May 2023. On January 24, 2024, the Company received endorsement on motion for default judgment which requested the Company to pay approximately $700 to the CRO vendor. During the three months ended March 31, 2026 and 2025, the Company accrued an additional $21 and $21 in interest, respectively, included in interest expense. As of March 31, 2026 and December 31, 2025, the outstanding balance under this settlement agreement was $890 and $869, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated financial statements.

In addition to the lawsuit from a CRO vendor above, the Company accrued $325 as of both March 31, 2026 and December 31, 2025, related to disputed invoices with vendors.

In June 2023, the Company received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,230 for the services performed under the MSK License Agreement (see Note 6). The corresponding liability is included in accounts payable and accrued expenses in the condensed consolidated financial statements as of both March 31, 2026 and December 31, 2025.

The MedImmune License Agreement (see Note 6) provides for a research plan with target dates for an IND application (July 2021) and Phase II commencement (December 2022). These target dates were not met, which gives MedImmune (now AstraZeneca) a termination right. The Company does not expect a material impact on its business if MedImmune/AstraZeneca terminates this agreement. This license was originally entered into in connection with the development of ABP-200, which the Company is no longer developing. The Company believes that it does not need the intellectual property licensed under that agreement for the development and eventual commercialization of ABP-201 or any of its other programs.

On June 17, 2025, the Company received a complaint from a former director asserting that the Company owes the former director a total of $748 for consulting fees, bonuses, and for unpaid promissory note principal and interest. The total principal and interest on the promissory note were $137 and $135, as of March 31, 2026 and December 31, 2025, respectively (see Note 9). In November 2025, the Company made a $140 payment on this claim which was withheld by the court until the case is resolved. The remaining liability of $475 was included in accrued expenses in the condensed consolidated financial statements as of December 31, 2025. On November 10, 2025, the Suffolk Superior Court in Massachusetts issued a preliminary injunction prohibiting the transfer of the Company’s assets outside the ordinary course of business. On April 15, 2026, the Company settled this claim in full for the total amount of approximately $390 (see Note 14). The Company made $390 payment in April 2026 and received $140 funds withheld back in May 2026. As a result, the accrued expense as of March 31, 2026 was adjusted down by $362 to reflect the change in estimated liability related to this claim.

On October 22, 2025, the Company received a demand for payment from Integral Molecular, Inc. in the amount of approximately $182, recorded in accounts payable in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. The Company is currently in negotiations to settle this claim.

On October 23, 2025, the Company received a demand for payment from Brookline Capital Markets, a division of Arcadia Securities LLC, in the amount of $140, recorded in accounts payable in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. The Company is currently in negotiations to settle this claim.

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

During the second quarter of 2024, the IRS issued regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company filed the excise tax return in October 2024 and engaged with the IRS in determining a payment plan for the balance.

The Company was unable to pay its obligation in full, and, as such, it was subject to additional interest and penalties which were estimated at 8% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that was unpaid from November 1, 2024 until paid in full.

In March 2025, the Company received the letter from the Internal Revenue Service of the United States Department of Treasury (the “IRS”), setting up the meeting with the Company to discuss the unsettled tax matters of ACAB and referencing $4,401 amount owed in relation to the 2023 excise taxes, of which $210 was in interest and penalties. Pending further discussions with the IRS, the Company recorded the excess of $1,268 over the Company’s estimate as the additional excise tax liability assumed from ACAB as of December 31, 2024.

On November 24, 2025, the IRS published the rule providing additional clarification on the application of the excise tax to redemptions of stock (the “2025 Rule”). Among other things, the 2025 Rule provided transitional relief for stock issued before August 16, 2022 that was subject to mandatory redemption or a unilateral put option. As ACAB issued the redeemable stock prior to August 16, 2022 and this stock was subject to mandatory repurchase upon certain events outside of ACAB’s control, the Company concluded that the redemptions of ACAB redeemable stock qualified for the transitional relief. As a result, the Company derecognized the $4,401 excise tax liability in the fourth quarter of 2025, since the excise tax liability was no longer considered probable, and included the liability reversal in other income on the consolidated statement of operations at that time.

Merger Earnout

Former holders of the Legacy Abpro common stock and Legacy Abpro preferred stock are eligible to receive up to 483,334 additional shares of the Company’s Common Stock (“Contingent Earnout Shares”) if, within five calendar years after the closing of the Merger, the volume weighted average price of shares of the Company’s Common Stock on Nasdaq, or any other national securities exchange on which the shares of the Company’s Common Stock are then traded (“VWAP”) meets or exceeds three-tier target prices defined in the Merger agreement. No merger earnout milestones were achieved through March 31, 2026.

8. Forward Purchase Agreement

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

The Forward Purchase Agreement was accounted for at fair value as an asset in accordance with the guidance in ASC Topic 815 Derivatives and Hedging (“ASC 815”), with subsequent changes in the fair value recorded in profits and losses. The fair value of the Forward Purchase Agreement asset was $132 at the settlement date. The Company recorded the loss on the change in the fair value of $23 in other (expense) income in the condensed consolidated statement of operations for the three months ended March 31, 2025.

9. Notes Payable

Note Payable

In January 2025, the Company entered into an insurance premium financing agreement and borrowed a total principal amount of $553. The note bore an annual interest rate of 7.74% and matured in September 2025. The interest expense on the note amounted to $0 for the three months ended March 31, 2025. The note was paid in full prior to September 30, 2025.

Notes Payable – Related Parties

Promissory Note with ABI

On October 18, 2023, the Company entered into a promissory note agreement with Abpro Bio International, Inc. (“ABI”), a significant investor in the Company, to receive up to $6,000. The promissory note accrues interest at a rate of 5% per annum on the principal amount of each installment from the installment funding date until the maturity date and at a rate of 7% per annum after the maturity date if any amounts then remain outstanding. The “Maturity Date” is defined in the agreement as the earlier of (i) eighteen months from the funding date and (ii) the successful closing of the Merger. On August 22, 2024, ACAB entered into the Abpro Bio Subscription Agreement with ABI, pursuant to which ABI purchased 20,749 newly-issued shares of the Company’s common stock, concurrently with the closing of the Merger at a price of $300.00 per share, for an aggregate purchase price of $6,225, of which $4,225 was paid through the conversion of the balance due by the Company to ABI under the promissory note agreement and the remainder of $2,000 in cash. In addition, ABI received an aggregate of 41,498 incentive shares.

As of March 31, 2026 and December 31, 2025, the outstanding principal balances under the promissory notes with ABI was $0. As of both March 31, 2026 and December 31, 2025, accrued interest totaling $191 is included in accrued expenses in the condensed consolidated balance sheets. No additional interest is being accrued from the Closing Date through March 31, 2026, as there is no outstanding principal.

Promissory Notes with Executive and Director

On December 29, 2023, Legacy Abpro issued promissory notes to one of its executives and one of its directors, in the principal amount of $176 and $124, respectively, for deferred bonuses. Amounts under the promissory notes plus accrued interest are due and payable on the earlier of (i) the closing of the Merger and (ii) June 29, 2025. These promissory notes accrue interest at 5% per annum until the maturity date and 7% thereafter. At the Closing Date, the Company paid $150 toward these promissory notes. As of both March 31, 2026 and December 31, 2025, $147 of principal was outstanding. Interest expense on these promissory notes totaled $2 for each of the three months ended March 31, 2026 and 2025, respectively, included in interest expense in the condensed consolidated statements of operations. Accrued interest on these promissory notes totaled $24 and $22 as of March 31, 2026 and December 31, 2025, respectively, included in accrued expenses in the condensed consolidated balance sheets. The $124 outstanding note and related accrued interest were settled in full through the settlement of the complaint in April 2026 (see Notes 7 and 14).

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. These advances accrued interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, were due and payable on the earlier of (i) the closing of the Merger and (ii) November 20, 2024. At the Closing, the outstanding promissory notes of $1,997 were converted into 20,000 newly issued common stock shares. Accrued interest on these promissory notes totaled $72 as of both March 31, 2026 and December 31, 2025, included in accrued expenses in the condensed consolidated balance sheets. No additional interest is being accrued from the Closing Date through March 31, 2026, as there is no outstanding principal.

On February 7, 2025, the Company issued 28,333 common stock warrants to the executive (the “Executive Warrants”). The Executive Warrants are exercisable at $99.90 per share and expire on February 7, 2035. 14,166 of the Executive Warrants were exercisable on the issuance date, 6,667 warrants became exercisable on the one-year anniversary of the issuance date, and 7,500 warrants will become exercisable on the two-year anniversary of the issuance date. The warrants were fair valued and immediately expensed at the issuance date as an additional interest expense related to the executive’s promissory note. The fair value of the Executive Warrants at the issuance date of $714 was determined using the Black-Scholes option pricing model based on the following assumptions: (a) fair value of common stock of $32.10 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.49%, and (e) expected life of 10 years. For the three months ended March 31, 2025, the Company recognized $714 additional interest expense related to the Executive Warrants.

In January 2026, the Company entered into a loan agreement with its Chief Executive Officer and Board of Directors Chairman for an unsecured loan in the principal amount of $147 to fund the premium for the Company’s directors’ and officers’ liability insurance. The loan has a nine-month term from the date of advance and may be prepaid at any time without penalty. No interest accrued on the loan during the first three months following funding; thereafter, the outstanding principal bears interest at a variable rate equal to the three-month Term SOFR plus 2.0% per annum, with any accrued interest payable at maturity or upon earlier repayment. The loan was not secured by any collateral and is not guaranteed by any third party. As of March 31, 2026, the outstanding balance on this loan was $147.

10. Standby Equity Purchase Agreement

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

The Convertible Notes were convertible at the option of the holder at any time after the issuance dates based on the conversion price determined as the lower of (i) $345.00 per share of Common Stock (the “Fixed Price”), or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price could not be lower than the Floor Price then in effect (the “Conversion Feature”). The Floor Price at the First Issuance Date was $34.62 per share calculated as 20% of the closing price of the Company’s stock on November 12, 2024. The Floor Price was adjusted downward to $5.70 per share on February 12, 2025 when the initial registration statement was declared effective by the SEC. On April 29, 2025, in accordance with the terms of the Convertible Promissory Note, the Company reduced the Floor Price down to $4.50 per share. The conversion was subject to the limitations including beneficial ownership limitation, principal market limitation and monthly conversion limits. If the Company, at any time while the Convertible Notes were outstanding, were to issue any shares of Common Stock (other than pursuant to the SEPA) for no consideration or for a price per share that is lower than the Fixed Price then in effect, the Fixed Price would have been reduced to equal the lowest price per share of such issuances.

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

It was determined, in accordance with ASC 815, that the Conversion Feature was required to be bifurcated due to the adjustments to the settlement amount of this embedded feature that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares, and should be recorded as a liability (the “Embedded Derivative Liability”) at fair value with a corresponding amount recorded as a discount on the Convertible Notes. The Embedded Derivative Liability was marked to market at each reporting period end with any changes recorded in other income or expense. The fair value of the Embedded Derivative Liability associated with the First Convertible Note was estimated at $69 at the issuance date based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. The fair value of the Embedded Derivative Liability associated with the Second Convertible Note was estimated at $93 at the issuance date.

The total discount resulting from the Convertible Note Discount and the bifurcation of the Embedded Derivative Liability at the issuance dates was amortized over the terms of the Convertible Notes through non-cash interest expense using the effective interest method. The non-cash interest expense related to the discount amortization was $0 and $76 for the three months ended March 31, 2026 and 2025, respectively, and was included in interest expense in the condensed consolidated statements of operations.

SEPA Put Rights

Under the terms of the SEPA, starting at the Closing Date, the Company has the right, but not the obligation (“SEPA Put Rights”), to issue shares of its common stock to YA (“Advance Shares”, and such issuance and sale, an “Advance”) and YA shall subscribe for and purchase from the Company such Advance Shares, through written notice by the Company to YA (“Advance Notice”), provided (i) no balance is outstanding under a Convertible Note, or (ii) if there is a balance outstanding under a Convertible Note, an Amortization Event (as defined above), has occurred in accordance with and subject to the terms of the SEPA. The SEPA contemplates purchase by YA of up to $50,000 in aggregate gross purchase price for newly issued shares of the Company’s common stock. If any amount remains outstanding under a Convertible Note, without the prior written consent of YA, the Company may only (other than with respect to a deemed Advance Notice pursuant to an Investor Notice (described below)) submit an Advance Notice (A) if an Amortization Event has occurred and the obligation of the Company to make monthly prepayments under the Convertible Note has not ceased, and (B) YA pays the aggregate purchase price owed by the Company from such Advance by offsetting the amount of the Advance Proceeds against an equal amount outstanding under the subject Convertible Note. Any such sales were subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock, or any shares that, aggregated with any related transaction, would exceed 19.9% of all shares of common stock outstanding on the date of the SEPA unless shareholder approval was obtained allowing for issuances in excess of such amount.

For as long as there was an outstanding balance under a Convertible Note, YA had the right, but not the obligation, by delivery to the Company of Investor Notices (as defined in the SEPA), to cause an Advance Notice to be deemed delivered by YA, which triggers the issuance and sale of Advance Shares to YA, subject to terms and conditions as specified in the SEPA.

The purchase price for the Advance Shares is the price per Advance Share obtained by multiplying the Company’s stock price (i) by 96% in respect of an Advance Notice delivered by the Company with an Option 1 Pricing Period (defined by reference to VWAP on the trading day the Advance Notice is submitted), (ii) 97% in respect of an Advance Notice with an Option 2 Pricing Period (defined by reference to the lowest daily VWAP on three consecutive trading days commencing on the Advance Notice Date), or (iii) in the case of any Advance Notice delivered pursuant to an Investor Notice, equal to the Conversion Price (as defined in the Convertible Note).

The Company accounted for the SEPA Put Rights as an asset at fair value in accordance with the guidance in ASC 815, due to the adjustments to the settlement amount of this derivative instrument that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares.

In January and February 2026, the Company issued 3,162,785 shares of common stock with the aggregate gross purchase price of $7,264 under Advance Notices to YA in accordance with the terms of the SEPA. The Company incurred $508 of issuance costs associated with these Advances.

As a result of the written notification received from the Nasdaq Panel on February 18, 2026 (see Note 1), the trading of the Company’s common stock was suspended at the open of trading on NASDAQ on February 23, 2026 and as a result, the Company is unable to comply with the registration and listing requirements to raise capital under the SEPA. As a result, as of March 31, 2026, the fair value of SEPA put rights asset was deemed de minimis. The fair value of the SEPA Put Rights was $96 as of December 31, 2025.

11. Stockholders’ Equity

Common and Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of March 31, 2026 and December 31, 2025.

Warrants

As of March 31, 2026 and December 31, 2025, there were 500,000 outstanding public warrants (“Public Warrants”). The Public Warrants have the exercise price of $114.90 per share and became exercisable 12 months from the closing of ACAB’s Initial Public Offering, which closed on January 19, 2022, and will expire five years from the Closing Date.

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

As of March 2026 and December 31, 2025, there were 461,667 warrants held by ACAB (“Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

On February 7, 2025, the Company issued 28,333 Executive Warrants (see Note 9).

The following presents information about warrants to purchase common stock outstanding as of March 31, 2026:

		Weighted-	Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Warrants	990,000	$114.60	3.8 years

No warrants were exercised during the three months ended March 31, 2026 or 2025.

12. Share-Based Compensation

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) became effective at the Closing Date. As of March 31, 2026, 297,319 shares of common stock were available for issuance under the 2024 Plan. The initial number of shares authorized for issuance under the 2024 Plan was 208,026. The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors. As a result, the number of shares authorized for issuance under the 2024 Plan increased by 136,663 on January 1, 2026.

Under the 2024 Plan, the Company can grant non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), unrestricted stock, performance awards and other forms of awards to eligible employees and nonemployees.

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) of Legacy Abpro expired as of the Closing Date, in accordance with its original terms. As a result of the expiration, no further awards may be granted under the 2014 Plan. As of March 31, 2026, there were 184,141 options outstanding under the 2014 Plan. Stock options granted to employees and directors typically vest over four years. Stock options granted to non-employees typically vest immediately at the grant date. The maximum contractual term of the stock options is ten years.

The Company granted restricted stock units (“RSUs”) to various employees and directors under the 2014 Plan. These RSUs cliff vested on the first anniversary of the grant date.

Stock Options

The summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2025	217,549	$50.24	4.0
Granted	—	—	—
Exercised	—	—	—
Forfeited/Expired/Cancelled	(25,328)	$51.38	—
Outstanding at March 31, 2026	192,221	$49.70	4.2
Exercisable at March 31, 2026	192,217	$49.69	4.2

Restricted Stock Units

The summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period
Outstanding at December 31, 2025	31,169	$7.78	1.4
Granted	—	—	—
Vested	(6,666)	$8.85	—
Forfeited	—	—	—
Outstanding at March 31, 2026	24,503	$7.49	1.5

As of March 31, 2026, 6,808 RSUs were vested in accordance with their terms, but the shares of common stock were not issued to the holders.

On October 22, 2024, the Company’s board of directors authorized the issuance of 20,449 RSUs to the Company’s employees and a Board member, however no awards were issued until the fourth quarter of 2025. The Company expensed the fair value of the authorized RSU on a straight-line basis over their vesting period. In December 2025, the Company issued the RSUs to these employees with different terms. The issuance of the RSUs was accounted for as a modification with $396 RSU liability accrued through the issuance date reclassified into additional paid-in capital. As the fair value of the awards issued was less than the fair value of the promised awards, the Company continued to recognize share-based compensation based on the grant date fair value in accordance with ASC 718-20-35-3(b), which states that total recognized compensation cost for an equity award shall at least equal the fair value of the award at the grant date. For the three months ended March 31, 2026 and 2025, the Company recorded $245 and $204, respectively, in share-based compensation expense related to these authorized awards.

Share-Based Compensation Expense

The summary of the recorded share-based compensation expense is as follows:

	Three months ended March 31,
	2026	2025

Research and development	$-	$10
General and administrative	302	502
Total stock-based compensation	$302	$512

As of March 31, 2026, there was no unrecognized compensation cost related to stock option awards. As of March 31, 2026, there was approximately $2,091 of unrecognized compensation cost related to unvested restricted stock awards that are expected to be recognized over a weighted-average period of 1.4 years.

13. Related Parties

The Company has certain promissory notes outstanding with executives and directors as of March 31, 2026 and December 31, 2025. See Note 9.

On January 15, 2020, Legacy Abpro entered into an agreement for various consulting services, as defined in the agreement, with a former director of Legacy Abpro. On January 1, 2023, the Company entered into a new consulting agreement with the same director, which superseded the agreement dated in January 2020. The agreement was terminated during the year ended December 31, 2024. In the fourth quarter of 2025, the Company made a $140 payment on this claim. As of both March 31, 2026 and December 31, 2025, the unpaid amounts were $47. The outstanding balance under this agreement was fully settled in April 2026. See Note 7 for the details of the complaint from the former director.

On December 1, 2021, Legacy Abpro entered into a consulting agreement with a member of the Company’s Board of Directors. Under the agreement, Legacy Abpro is obligated to pay fees for various consulting services, as defined in the agreement. This agreement was terminated in May 2022. The Company did not incur any expenses under this agreement during the years ended December 31, 2025 and 2024. As of March 31, 2026 and December 31, 2025, the unpaid amounts were $0 and $8, respectively.

On March 13, 2023, the Company’s Former CEO, upon the approval of the Company’s Board of Directors, transferred $5,000 from the Company’s bank account at First Republic Bank to his personal bank account as an emergency response to the collapse of First Republic Bank. This amount was recorded as a receivable from related party as of March 31, 2023. The full amount of $5,000 plus accrued interest of $18 was returned to the Company on May 3, 2023, and the remaining balance of accrued interest was $3 as of March 31, 2026 and December 31, 2025.

On July 20, 2025, the Company entered into a consulting agreement with the Company’s CEO (the “CEO Consulting Agreement”). In connection with the CEO Consulting Agreement, the Company issued 16,667 RSUs, which vest in three equal installments on March 3, 2026, March 3, 2027, and March 3, 2028 and provides for an annual compensation of $300,000. The term of the CEO Consulting Agreement commenced on March 3, 2025, the date the Company’s board of directors appointed the CEO, and shall remain in full force and effect until terminated by mutual written agreement between the Company and the CEO, or by sixty days’ prior written notice by either party. Under the terms of the CEO Consulting Agreement, the Company is obligated to make the payment equal to three times the fair market value of the CEO’s equity interests in the Company, if within 12 months of a change of control event (as defined in the CEO Consulting Agreement), the CEO is involuntarily terminated without cause or resigns for good reason. The unpaid amounts owed under the CEO Consulting agreement were $0 and $175 as of March 31, 2026 and December 31, 2025, respectively.

14. Subsequent Events

On June 17, 2025, the Company received a complaint from a former director asserting that the Company owes the former director a total of $748 for consulting fees, bonuses, and for unpaid promissory note principal and interest (see Notes 7 and 9). On April 15, 2026, the Company settled this claim for the full release of obligations under the promissory note of $137 and liabilities for consulting fees and bonuses of $475 of $612 for the total amount of approximately $390, paid on April 28, 2026.

On April 29, 2026, the Company settled the outstanding payable balance of $719 for $500 with Nelson Mullins pursuant to the settlement agreement executed on April 28, 2026.

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

Unless otherwise indicated or the context otherwise requires, references in this section to ” Abpro,” “we,” “us,” “our,” “the Company,” and other similar terms refer to Abpro Holdings, Inc. and its subsidiaries.

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

On November 13, 2024 (the “Closing Date”), Abpro Corporation (“Legacy Abpro”) completed the merger with Atlantic Coastal Acquisition Corp. II (“ACAB”) (the “Merger”). At the Closing Date, ACAB changed its name to “Abpro Holdings, Inc.”

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

The Common Stock began trading on a reverse stock split-adjusted basis upon market open on November 3, 2025. The ticker symbol for the Common Stock remained “ABP” under CUSIP number (following the Reverse Stock Split) 000847202. Following the Nasdaq delisting of our securities on the Nasdaq Capital Market, effective February 23, 2026, our securities are trading on the OTC Pink Limited Market under the ticker symbol “ABPO”. The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital, including under the SEPA and on favorable terms, if at all, in the future.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following is a comparative discussion of our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended December
	2026	2025	Change	%
Operating expenses:
Research and development	$13	$325	$(312)	-96%
General and administrative	920	2,633	(1,713,)	-65%
Total operating expenses	933	2,958	(2,025)	-68%
Loss from operations	(933)	(2,958)	2,025	-68%
Other expense, net	(95)	(929)	834	-90%
Net loss	$(1,028)	$(3,887)	$2,859	-74%

Revenue

We did not generate revenue during the three months ended March 31, 2026 and 2025. Our ability to generate product revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and share-based compensation for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials.

Research and development expenses decreased by $0.3 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the majority of research and development personnel being on furlough since October 2024 and then subsequently terminated in the fourth quarter of 2025. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to resume our research and development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel not involved in research and development efforts, costs related to our directors, and senior advisors; professional service fees, including accounting and legal services and other consulting services. General and administrative expenses decreased by $1.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the decrease of approximately $0.8 million in legal and accounting expenses, approximately $0.3 million in facilities and supplies costs, approximately $0.4 million decrease in estimated liability under the litigation with the former director and $0.2 million in share-based compensation expense as a result of the cost reduction efforts implemented in the second half of 2025.

Other Expense, Net

Other expense, net improved by $0.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This change is primarily related to the interest expense for the one-time charge for the fair value of the warrants issued under the promissory note with an executive in the amount of approximately $0.7 million during the three months ended March 31, 2025, in which there was no similar interest expense activity during the three months ended March 31, 2026.

Liquidity, Capital Resources and Going Concern

To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE financing, borrowings under loan facilities and, to a lesser extent, through payments received in connection with collaboration and license agreements. Since our inception, we incurred significant recurring losses, including net losses of $1.0 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $120.0 million. We expect to incur operating losses in the foreseeable future.

On April 2, 2025, the Company received written notice from the Listing Qualifications Department staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. The letter stated that the Company had 180 calendar days, or until September 29, 2025, to regain compliance.

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

On October 14, 2025, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with either the MVPHS Requirement or the MVLS Requirement during the compliance period.

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

On February 18, 2026, the Company received written notification from the Panel stating that, due to the Company not having met the terms of the Panel’s November 10, 2025 decision that the Company demonstrate compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) by February 16, 2026, the Company’s securities were to be delisted from Nasdaq. The trading of the Company’s common stock was suspended at the open of trading on NASDAQ on February 23, 2026 and the Company’s securities now trade on the OTCQB, Pink Limited tier of the OTC Markets under the ticker symbol “ABPO”. The Company was provided fifteen (15) days from receipt of the aforementioned notice of the Panel’s decision to request that the Nasdaq Listing and Hearing Review Council (the “Council”) review the decision. The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital, including under SEPA (see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements) and on favorable terms, if at all, in the future.

On March 18, 2026, the Company formally appealed the delisting determination and is expecting the response in June 2026.

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

In January and February 2026, the Company issued 3,162,785 shares of common stock with the aggregate gross purchase price of approximately $7.3 million under Advance Notices to YA in accordance with the terms of the SEPA.

As of March 31, 2026, the Company had cash of $5,398. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date that the unaudited condensed consolidated financial statements are issued. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to slow cash burn, extending the cash runway until financing can be secured. The condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

Future Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the pre-clinical activities and clinical trials of our product candidates. The timing and amount of our operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly the planned Phase 1/2 clinical trial for ABP-102, focusing on HER2+ breast and gastric cancers, as well as Phase 1 clinical trials for ABP-201 for the treatment of Wet AMD;

●	the clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates and programs that we develop or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

●	our ability to obtain marketing approval for our product candidates;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights covering our product candidates, including any such patent claims and intellectual property rights that we have licensed pursuant to the terms of a license agreement;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to our product candidates;

●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

●	the success of any other business, product or technology that we acquire or in which we invest;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	our need and ability to hire additional management, and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and

●	the effect of competing technological and market developments.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change	%
Net cash used in operating activities	$(2,080)	$(1,503)	$(577)	38%
Net cash provided by (used in) financing activities	$7,411	$(84)	$7,495	8923%

Net cash used in operating activities for the three months ended March 31, 2026, increased by $0.6 million as compared to the three months ended March 31, 2025. Although the operating expenses, excluding non-cash items, decreased by $1.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, the cash used in operating activities increased due to the timing of disbursements with $0.6 million increase in prepaids and $1.6 million decrease in accounts payable and accrued expenses in the first quarter of 2026 as compared to the first quarter of 2025.

Net cash provided by financing activities increased by $7.3 million from the sale of the common stock shares to YA in accordance with the terms of the SEPA for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company made $0.2 million payments on the Note Payable which were partially offset by the proceeds of $0.1 million from the settlement of the Forward Purchase Agreement.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements, as well as the reported expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the quarter ended March 31, 2026, our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses described below.

Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting

As described in Item 9.A Controls and Procedures of our 2025 Form 10-K, for the year ended December 31, 2025, management identified material weaknesses in its internal controls, related to the Company having inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting. As of December 31, 2025, the Company successfully remediated a previous material weakness related to segregation of duties over internal wire transfer authorization and access to bank accounts. The Company is in process of implementing and testing its internal control to address the remaining material weaknesses.

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

Changes in Internal Control over Financial Reporting

Except for the remediation actions described above, there were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed quarter, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The following is a summary of material legal proceedings as of the date of this filing. See also Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding contingent liabilities.

On June 17, 2025, a former director filed a lawsuit against the Company alleging damages of approximately $748,000 for consulting fees, bonuses, and for unpaid promissory note principal and interest, of which approximately $140,000 was paid in the fourth quarter of 2025. On November 10, 2025, the Suffolk Superior Court issued a preliminary injunction prohibiting the Company from transferring its assets without court approval outside the ordinary course of business. On April 15, 2026, the Company settled this claim in full for the total amount of approximately $390,000.

In March 2017, we entered into an Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (“MSK”), which was subsequently amended by Amendment No. 1 to Exclusive License Agreement dated March 31, 2017, Amendment No. 2 to Exclusive License Agreement dated March 31, 2018, and Amendment No. 3 to Exclusive License Agreement dated December 31, 2019 (collectively, the “Exclusive MSK License Agreement”). In June 2023, we received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,060,405 in principal and $169,173 in interest. We do not dispute the payment obligations under the Exclusive MSK License Agreement and have not made the payment to preserve cash. We are working on a settlement agreement including a cash component significantly less than the face amount of the obligation. As of March 31, 2026, the Company had accrued amounts associated with outstanding MSK obligations of approximately $1.2 million.

In January 2023, we entered into a settlement agreement with Parexel International (IRL) Limited relating to payment obligations arising out of a clinical trial performed by Parexel, which was co-financed by the Company and Mabwell (Shanghai) Bioscience Co., Ltd. (SHA: 688062), a biopharmaceutical company headquartered in Shanghai, China (“Mabwell”). The Company made some but not all installment payments due under the settlement agreement and Parexel filed a complaint in Superior Court in Middlesex County, Massachusetts in April 2023. Parexel subsequently amended the complaint twice and filed a motion for default judgment in September 2023 seeking contractual damages of approximately $640,000 plus additional damages under Massachusetts Chapter 93A for deceptive business practices. A hearing on the motion was held on January 9, 2024. The court asked for additional submissions by January 16, 2024 and indicated that a ruling would follow thereafter. On January 26, 2024, the court entered a judgment in the case awarding Parexel a total of approximately $700,000 and rejecting Parexel’s claim under Chapter 93A. As of March 31, 2026 and December 31, 2025, the Company recorded liability for the outstanding balance under this settlement agreement of approximately $890,000 and $869,000, including the accrued interest, respectively.

We are unable to predict the ultimate outcome of these matters, the timing of any final decisions of various agencies or courts, or the impact on our results of operations, financial condition or cash flows. Adverse outcomes in any of these matters or in aggregate, if liability is ultimately found against us, could require significant cash payments and materially adversely affect our financial condition, and impede or hinder our operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025. There have been no material changes to the risk factors described in our most recent Form 10-K.

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

ABPRO HOLDINGS, INC.

Date: May 20, 2026	By:	/s/ Miles Suk
	Name:	Miles Suk
	Title:	Chief Executive Officer
(Principal Executive Officer)