Form 10-Q
period 2026-06-30
Abpro Holdings, Inc.
filed 2026-08-14
CIK 1893219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

339-227-5961

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ABPO	OTC Pink Ltd. Market
Warrants to purchase Common Stock	ABPWW	OTC Pink Ltd. Market

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

As of August 14, 2026, there were 5,896,048 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABPRO HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$4,236	$67
Accounts receivable	-	183
Prepaid expenses and other current assets	788	480
Security deposits	55	55
SEPA put rights asset	-	96
Restricted cash	-	15
Total current assets	5,079	896

Patents, net	162	167
Total assets	$5,241	$1,063

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,159	$5,323
Accrued expenses	3,895	3,875
Notes payable, current – related parties	171	147
Total current liabilities	8,225	9,345

Commitments and Contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 110,000,000 shares authorized; 5,896,048 and 2,733,263 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	-
Additional paid-in capital	117,429	110,164
Accumulated deficit	(120,963)	(118,995)
Total Abpro Holdings, Inc.’s stockholders’ deficit	(3,533)	(8,831)
Non-controlling interest	549	549
Total stockholders’ deficit	(2,984)	(8,282)
Total liabilities and stockholders’ deficit	$5,241	$1,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$9	$313	$22	$638
General and administrative	1,166	1,948	2,086	4,581
Total operating expenses	1,175	2,261	2,108	5,219

Loss from operations	(1,175)	(2,261)	(2,108)	(5,219)

Other (expense) income:
Gain on settlement of liabilities	219	200	219	200
Other income	-	-	2	-
Interest expense	(23)	(174)	(46)	(911)
Interest income	39	6	61	24
Change in fair value of forward purchase agreement asset	-	-	-	(23)
Change in fair value of SEPA put rights asset	-	(19)	(96)	(175)
Change in fair value of embedded derivative liability	-	(592)	-	(623)
Loss on settlement of convertible notes	-	(144)	-	(144)
Total other income (expense), net	235	(723)	140	(1,652)

Net loss	$(940)	$(2,984)	$(1,968)	$(6,871)

Net loss per share, basic and diluted	$(0.16)	$(1.56)	$(0.38)	$(3.80)

Weighted average shares outstanding - basic and diluted	5,896,048	1,917,246	5,197,159	1,807,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2025	2,733,263	$-	-	$-	$110,164	$(118,995)	$(8,831)	$549	$(8,282)

Issuance of Advance Shares, net of issuance costs of $508	3,162,785	1	-	-	6,755	-	6,756	-	6,756

Share-based compensation	-	-	-	-	302	-	302	-	302

Net loss	-	-	-	-	-	(1,028)	(1,028)	-	(1,028)

Balances, as of March 31, 2026	5,896,048	$1	-	$-	$117,221	$(120,023)	$(2,801)	$549	$(2,252)

Share-based compensation	-	-	-	-	208	-	208	-	208

Net loss	-	-	-	-	-	(940)	(940)	-	(940)

Balances, as of June 30, 2026	5,896,048	$1	-	-	$117,429	$(120,963)	$(3,533)	$549	$(2,984)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Abpro’s Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, as of December 31, 2024	1,727,192	$-	(32,778)	$-	$100,608	$(116,103)	$(15,495)	$549	$(14,946)

Common stock issued for services	5,000	-	-	-	-	-	-	-	-

Warrants issued to related party lender	-	-	-	-	714	-	714	-	714

Share-based compensation	-	-	-	-	308	-	308	-	308

Net loss	-	-	-	-	-	(3,887)	(3,887)	-	(3,887)

Balances, as of March 31, 2025	1,732,192	$-	(32,778)	$-	$101,630	$(119,990)	$(18,360)	$549	$(17,811)

Share-based compensation	-	-	-	-	154	-	154	-	154

Common stock issued upon conversion of convertible notes	513,981	-	-	-	3,694	-	3,694	-	3,694

Net loss	-	-	-	-	-	(2,984)	(2,984)	-	(2,984)

Balances, as of June 30, 2025	2,246,173	$-	(32,778)	$-	$105,478	$(122,974)	$(17,496)	$549	$(16,947)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-30 reverse stock split effective October 31, 2025

ABPRO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,968)	$(6,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5	14
Share-based compensation	510	872
Amortization of operating lease right-of-use assets	-	281
Noncash interest expense	-	714
Loss on settlement of convertible notes	-	144
Gain on settlement of liabilities (Note 7)	(219)	(200)
Amortization of debt discount	-	133
Change in fair value of forward purchase agreement asset	-	23
Change in fair value of SEPA put rights asset	96	175
Change in fair value of embedded derivative liability	-	623
Changes in operating assets and liabilities:
Accounts receivable	183	(19)
Prepaid expenses and other current assets	(308)	161
Accounts payable	(945)	1,328
Accrued expenses	(488)	317
Income taxes payable	-	59
Operating lease liability	-	(306)
Net cash used in operating activities	(3,134)	(2,552)

Cash Flows from Financing Activities:
Gross proceeds from issuance of Advance Shares	7,264	-
Proceeds from Convertible Notes	-	1,840
Proceeds from settlement of Forward Purchase Agreement	-	132
Payments on Note payable	-	(383)
Payments on Notes payable, related parties	(123)	-
Proceeds from Notes payable, related parties	147	-
Net cash provided by financing activities	7,288	1,589

Net change in cash and restricted cash	4,154	(963)
Cash and restricted cash - beginning of period	82	2,992
Cash and restricted cash - end of period	$4,236	$2,029

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid	$13	$19
Accrued issuance costs for Advance Shares	508	-
Common stock issued in settlement of convertible notes and embedded derivative liability	-	3,694
Fair value of common stock issued for services	-	161
Prepaid expenses financed through Note payable	-	553

As reported within the unaudited condensed consolidated balance sheets:
Cash	$4,236	$2,014
Restricted cash	-	15
Total cash and restricted cash as presented in the balance sheet	$4,236	$2,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABPRO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

Going Concern

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Through June 30, 2026, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the issuance of shares under the SEPA (see Note 10), and to a lesser extent, payments received in connection with collaboration and license agreements.

In April 2025, the Company received multiple notices from the Listing Qualifications Department staff of the Nasdaq Stock Market (“Nasdaq”) indicating that it no longer met several continued listing requirements. Specifically, its stock price had remained below Nasdaq’s $1.00 minimum bid price requirement for 30 consecutive business days, and it failed to meet the required minimum levels for both Market Value of Publicly Held Shares (the “MVPHS requirement”) and Market Value of Listed Securities (the “MVLS requirement”). Nasdaq granted compliance periods through September and October 2025 to allow the Company time to regain compliance.

After failing to satisfy the minimum bid price requirement by the September 2025 deadline, the Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”). At an October 2025 hearing, management presented its plan to regain compliance with the minimum bid price, MVPHS, and MVLS requirements. Nasdaq subsequently allowed the Company to remain listed temporarily, subject to strict conditions and deadlines, including demonstrating compliance with Nasdaq’s minimum equity standard by February 16, 2026.

The Company did not meet the required equity standard by the deadline, and on February 18, 2026, the Panel notified the Company that its securities would be delisted. Trading of the Company’s stock on Nasdaq was suspended on February 23, 2026, and the shares began trading on the OTC Pink Limited Market tier under the ticker symbol “ABPO.” Although the Company appealed the delisting decision, on May 28, 2026, the Nasdaq Listing and Hearing Review Council upheld the Panel’s ruling. The Company expects that Nasdaq may file a Form 25 with the SEC to delist the securities from Nasdaq and deregister the securities under Section 12(b) of the Securities Exchange Act of 1934, in the coming days.

The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital, including under the SEPA (see Note 10) and on favorable terms, if at all, in the future.

As of June 30, 2026, the Company had cash of $4,236. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date these unaudited condensed consolidated financial statements are issued. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. If the Company is unable to obtain funding, the Company could be forced to further delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to further slow cash burn, extending the cash runway until financing can be secured. These unaudited condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include share-based compensation expense, fair value of derivative assets and liabilities, valuation and realizability of deferred tax assets and the ability to continue as a going concern. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, its results from operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results from operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or any other period. The December 31, 2025 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless the inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three and six months ended June 30, 2026 and 2025, basic and diluted net losses per share are the same for all periods presented.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	June 30,
	2026	2025
Warrants	990,000	990,000
Stock options	186,161	231,758
Convertible Notes	-	337,724
Unvested restricted stock units	22,976	-
Total	1,199,137	1,559,482

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

3. Accrued Expenses

Accrued expenses included the following:

	June 30,	December 31,
	2026	2025
Accrued salaries and wages	$800	$1,114
Accrued professional fees	958	1,154
Accrued issuance costs	585	77
Accrued interest	265	275
BOD compensation	424	191
Other accrued expenses	863	1,064
Total accrued expenses	$3,895	$3,875

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Assets:
SEPA put rights asset (Note 10)	3	$-	$96

The fair value of the SEPA Put Rights asset was estimated as the sum of the fair values of the put rights under each assumed advance notice over the term of the SEPA. The number of shares of common stock under each advance notice was based on the historical trading volumes of the Company’s common stock taking into account various beneficial ownership and daily volume limitations. The trading of the Company’s common stock was suspended at the open of trading on Nasdaq on February 23, 2026 and as a result, the Company is unable to comply with the registration and listing requirements to raise capital under the SEPA. As a result, as of June 30, 2026, the fair value of SEPA put rights asset was deemed de minimis. As of December 31, 2025, the fair value of the put rights under each advance notice was estimated using the Black Scholes model, incorporating the following assumptions:

December 31,
2025
Stock price	$4.23
Risk-free interest rate	3.5 - 3.7%
Exercise price	$4.06
Expected term (in years)	0.25 - 0.92
Expected volatility	78 - 86%
Expected dividend yield	0%
Number of shares of common stock under each advance notice	27,100

The changes in the fair value of Level 3 financial assets and liabilities for the six months ended June 30, 2026 are as follows:

SEPA Put Rights Asset
Fair value as of January 1, 2026	$96
Change in fair value	(96)
Fair value as of June 30, 2026	$-

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

The Company was eligible to receive up to an aggregate of $405,000 of non-refundable milestone payments from NJCTTQ upon achieving certain development, regulatory approval, and commercialization and sales milestones for each unique licensed antibody or product in NJCTTQ Territory. The Company agreed to pay NJCTTQ up to an aggregate of $5,000 in non-refundable amounts upon achieving of a regulatory milestone in the Company’s territory, which includes all other countries other than the NJCTTQ Territory. No milestones have been reached through the expiration of this agreement in January 2024, no products were sold by NJCTTQ, and no related revenue amounts have been recorded in the accompanying condensed consolidated financial statements.

The Company and NJCTTQ agreed to pay reciprocal royalties, with each of them paying the other party low single-digit royalties, tiered based on net sales per calendar year in its territory. The agreement remains unrenewed as of June 30, 2026 after the expiration of its initial term. However, notwithstanding the agreement’s expiration, the low single-digit royalties and the $5,000 regulatory milestone payable to NJCTTQ based on commercial approval in the Company’s territory, as described above, will continue to apply. Through June 30, 2026, no products were sold by NJCTTQ or the Company under the NJCTTQ agreement and no regulatory milestones were achieved by the Company in the Company’s territory.

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

Under the ABP-201 Agreement, ABI agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. ABI is committed to pay the Company up to $56,500 in milestone payments upon achieving certain research and development events, up to $485,000 in milestone payments based on annual net sales per each licensed product, and a double-digit percentage royalty in the low teens, tiered based on cumulative net sales by ABI, its affiliates or sublicensees beginning with the first commercial sale of a licensed product in its territory. No milestones have been reached through June 30, 2026, no products were sold by ABI, and no related revenue amounts have been recorded in the accompanying condensed consolidated financial statements.

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

Celltrion is committed to paying the Company up to $10,000 under the Original Celltrion Agreement and $6,000 under the Amended Celltrion Agreement in milestone payments upon granting the license and achieving certain research and development events, and up to $1,750,000 in milestone payments based on annual net sales per each licensed product. The proceeds from commercialization are subject to a 50/50 profit split. Amounts that may be paid by third-party collaborators, for example upfronts, milestones and/or royalty payments from territorial commercialization partners, are also subject to a 50/50 split. Following commercial approval of ABP-102, the Company has agreed to reimburse Celltrion 87.5% under the Original Celltrion Agreement and 250% under the Amended Celltrion Agreement of its direct and certain indirect costs and expenses incurred through first commercial sale. Under the Original Celltrion Agreement, Celltrion is entitled to offset amounts otherwise due to the Company under the agreement until the Company’s share of these costs has been paid back; provided that the Company is entitled to a minimum 25% (or 50% under the Amended Celltrion Agreement) of profit from commercial sales and from third-party collaborators regardless of the amount of unreimbursed development costs outstanding (and then 50% once the reimbursement has been made in full).

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any revenue under the agreement with Celltrion. The Company had $183 in accounts receivable from Celltrion related to the research and development services as of December 31, 2025. The accounts receivable balance of $183 was collected in April 2026.

Milestone Payments. The Company is entitled to development milestones under the Original Celltrion Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals. Except for the first milestone of $2,000 achieved in 2022, no other milestone payments were earned through June 30, 2026. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of collaboration revenues in the period of adjustment.

Profit Splits. As the license is deemed to be the predominant item to which profit splits relate, the Company will recognize revenue when the related sales or third-party collaborator income occur. No profit split revenue has been recognized from inception through June 30, 2026.

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

Under the MedImmune License Agreement, the Company agreed to pay milestone and royalty payments, including up to $244,000 in milestone payments, which are comprised of $14,000 upon meeting certain clinical development milestones, $80,000 upon achieving certain regulatory events and $150,000 upon meeting certain worldwide commercial sales thresholds; and tiered high-single to low double-digit percentage royalties based on annualized net sales of each product commercialized from our collaboration on a country-by-country basis. No milestones have been reached and no products were sold by the Company through June 30, 2026.

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

Pursuant to the NCI agreement and amendments, the Company agreed to pay low single-digit royalties based on net sales of licensed products as well as milestone payments of up to $3,995 due upon achievement of clinical and regulatory milestones, and up to $12,000 milestone payments due upon achievement of commercial milestones. No milestones have been reached and no products were sold by the Company through June 30, 2026.

The Company also has to pay the guaranteed annual minimum royalties of $25 starting on the effective date of the agreement (which annual minimum royalties may be credited against the running royalties on net sales of any licensed products or services). During each of the three months ended June 30, 2026 and 2025, the Company incurred $6, in minimum royalty payments, which are included in research and development expenses. During each of the six months ended June 30, 2026 and 2025, the Company incurred $12, in minimum royalty payments, included in research and development expenses. As of June 30, 2026 and December 31, 2025, the accrued royalties were $64 and $52, included in accounts payable on the condensed consolidated balance sheets. Under the amendment entered into in March 2020, the Company is also liable for the extension royalties of $225 payable under this agreement which were rescheduled to become due in several installments starting in March 2022. As of both June 30, 2026 and December 31, 2025, the accrued extension royalties were $200, included in accrued expenses and accounts payable in the condensed consolidated balance sheets.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights. During both the six months ended June 30, 2026 and 2025, the Company did not incur any expenses related to the patent costs reimbursements.

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

During the three and six months ended June 30, 2026 and 2025, development activities under the Mabwell collaboration agreement were immaterial to the condensed consolidated financial statements. No milestones have been reached and no products were sold under the Mabwell License Agreement through June 30, 2026.

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

Under the MSK License Agreement, as amended, the Company agreed to use commercially reasonable efforts to reach certain development and commercialization milestones for such bispecific antibodies within specified territories and timeframes. The Company was committed to pay MSK up to $10,500 in milestone payments upon achieving certain research and development and commercialization events or within a certain number of months of the effective date, up to $30,000 in milestone payments based on net sales, and tiered mid-single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration with guaranteed annual minimum royalties between $20 and $30 depending on certain development events. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any minimum royalties or milestone payments under this agreement. As of both June 30, 2026 and December 31, 2025, the accrued minimum royalty and milestone payments were $790, included in accounts payable in the condensed consolidated financial statements.

The Company also agreed to reimburse patent costs for all documented out of pocket costs associated with the preparation, filing, prosecution and maintenance of patent rights in the license territory. During the three and six months ended June 30, 2026 and 2025, the Company incurred no expenses related to the patent costs reimbursements. As of both June 30, 2026 and December 31, 2025, the liabilities for the patent costs reimbursements were $273, included in accounts payable and accrued expenses in the condensed consolidated financial statements.

As of both June 30, 2026 and December 31, 2025, the accrued liabilities for the unpaid interest on the outstanding minimum royalty and milestone payments due to MSK were $169, included in accrued expenses. The company has ceased accruing further interest as a result of the termination of the MSK License Agreement. See Note 7 for discussion of the June 2023 demand letter.

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

Under the VAZYME License Agreement, the Company agreed to use commercially reasonable efforts to reach certain research and development, and commercialization milestones for such antibodies. The Company also agreed to pay $200 to VAZYME at the effective date of the agreement. The Company is committed to pay VAZYME up to $11,100 in milestone payments upon achieving certain research and development events, up to $70,000 in milestone payments based on annual net sales, and tiered low single-digit percentage royalties based on annualized net sales of each product commercialized from the collaboration. No milestones in the VAZYME License Agreement have been reached through June 30, 2026.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses related to the VAZYME License Agreement or the Cooperation Agreement. As of both June 30, 2026 and December 31, 2025, the accrued liabilities under this agreement were $200, included in accounts payable in the condensed consolidated financial statements.

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

On September 12, 2023, a contract research organization (“CRO”) vendor filed a lawsuit against the Company based on the Company’s failure to make certain installments pursuant to a settlement agreement entered into with this CRO vendor on January 23, 2023. Under the settlement agreement, the Company agreed to pay a total of $1,644 to the vendor, with $600 due 5 business days after the settlement effective date and ten monthly installments, approximately $104 each, starting in February 2023. The Company made the upfront payment and the first four monthly installments for a total of $1,016 but failed to make the monthly installment payments due after May 2023. On January 24, 2024, the Company received endorsement on motion for default judgment which required the Company to pay approximately $700 to the CRO vendor. During the three and six months ended June 30, 2026, the Company accrued an additional $21 and $42 in interest on the unpaid balances, respectively, included in interest expense. As of June 30, 2026 and December 31, 2025, the outstanding balance under this settlement agreement was $911 and $869, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated financial statements.

In addition to the lawsuit from a CRO vendor above, the Company accrued $325 as of both June 30, 2026 and December 31, 2025, related to disputed invoices with vendors.

In June 2023, the Company received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,230 for the services performed under the MSK License Agreement (see Note 6). The corresponding liability is included in accounts payable and accrued expenses in the condensed consolidated financial statements as of both June 30, 2026 and December 31, 2025.

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

On June 17, 2025, the Company received a complaint from a former director asserting that the Company owes the former director a total of $748 for consulting fees, bonuses, and for unpaid promissory note principal and interest. The total principal and interest on the promissory note was $135 as of December 31, 2025 (see Note 9). In November 2025, the Company made a $140 payment on this claim which was withheld by the court until the case was resolved. The remaining liability of $473 was included in accrued expenses in the condensed consolidated financial statements as of December 31, 2025. On November 10, 2025, the Suffolk Superior Court in Massachusetts issued a preliminary injunction prohibiting the transfer of the Company’s assets outside the ordinary course of business. On April 15, 2026, the Company settled this claim for the full release of obligations under the promissory note and liabilities for consulting fees and bonuses for the total amount of approximately $390. As a result, the accrued expenses were adjusted down by $362 in the first quarter of 2026 to reflect the change in estimated liability related to this claim. The Company made $390 payment in April 2026 and received the $140 in funds withheld back in May 2026. The net payment of $250 was applied to the outstanding principal and interest on the promissory note of $124 and $13, respectively, and the remaining payment was applied to the outstanding balance due to the former director in accrued liabilities.

On October 22, 2025, the Company received a demand for payment from Integral Molecular, Inc. in the amount of approximately $182, recorded in accounts payable in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025. The Company is currently in negotiations to settle this demand.

On October 23, 2025, the Company received a demand for payment from Brookline Capital Markets, a division of Arcadia Securities LLC, in the amount of $140, recorded in accounts payable in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025. The Company is currently in negotiations to settle this demand.

During the three months ended June 30, 2026 and 2025, the Company recognized a gain on settlement of the balances due for services provided by Nelson Mullins Riley & Scarborough LLP of $219 and $200, respectively. These amounts are included in gain on settlement of liabilities in the condensed consolidated statements of operations for the three- and six-months ended June 30, 2026 and 2025.

Excise Tax Liability

At the Closing Date, the Company assumed the excise tax liability of $4,401, as adjusted and discussed further below, from ACAB related to the redemptions of shares in 2023 and calculated as 1% of the shares redeemed during fiscal year 2023.

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

Merger Earnout

Former holders of the Legacy Abpro common stock and Legacy Abpro preferred stock are eligible to receive up to 483,334 additional shares of the Company’s Common Stock (“Contingent Earnout Shares”) if, within five calendar years after the closing of the Merger, the volume weighted average price (“VWAP”) of shares of the Company’s Common Stock on Nasdaq, or any other national securities exchange on which the shares of the Company’s Common Stock are then traded meets or exceeds three-tier target prices defined in the Merger agreement. No merger earnout milestones were achieved through June 30, 2026. In addition, the Company’s delisting from Nasdaq may result in forfeiture of the payout until the Company’s stock is uplisted on Nasdaq, or any other national securities exchange.

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

The Forward Purchase Agreement was accounted for at fair value as an asset in accordance with the guidance in ASC Topic 815 Derivatives and Hedging (“ASC 815”), with subsequent changes in the fair value recorded in profits and losses. The fair value of the Forward Purchase Agreement asset was $132 at the settlement date. The Company recorded the loss on the change in the fair value of $0 and $23 in other (expense) income in the condensed consolidated statement of operations for the six months ended June 30, 2026 and 2025, respectively.

9. Notes Payable

Note Payable

In January 2025, the Company entered into an insurance premium financing agreement and borrowed a total principal amount of $553. The note bore an annual interest rate of 7.74% and matured in September 2025. The interest expense on the note amounted to $0 and $19 for the three and six months ended June 30, 2025, respectively. The note was paid in full prior to September 30, 2025.

Notes Payable – Related Parties

Promissory Note with ABI

On October 18, 2023, the Company entered into a promissory note agreement with Abpro Bio International, Inc. (“ABI”), a significant investor in the Company, to receive up to $6,000. The promissory note accrues interest at a rate of 5% per annum on the principal amount of each installment from the installment funding date until the maturity date and at a rate of 7% per annum after the maturity date if any amounts then remain outstanding. The “Maturity Date” is defined in the agreement as the earlier of (i) eighteen months from the funding date and (ii) the successful closing of the Merger. On August 22, 2024, ACAB entered into the Abpro Bio Subscription Agreement with ABI, pursuant to which ABI purchased 20,749 newly-issued shares of the Company’s common stock, concurrently with the closing of the Merger at a price of $300.00 per share, for an aggregate purchase price of $6,225, of which $4,225 was paid through the conversion of the balance due by the Company to ABI under the promissory note agreement and the remainder of $2,000 in cash. In addition, ABI received an aggregate of 41,498 incentive shares of common stock.

As of June 30, 2026 and December 31, 2025, the outstanding principal balances under the promissory notes with ABI was $0. As of both June 30, 2026 and December 31, 2025, accrued interest totaling $191 is included in accrued expenses in the condensed consolidated balance sheets. No additional interest is being accrued from the Closing Date through June 30, 2026, as there is no outstanding principal.

Promissory Notes with Executive and Director

On December 29, 2023, Legacy Abpro issued promissory notes to one of its executives and one of its directors, in the principal amount of $176 and $124, respectively, for deferred bonuses. Amounts under the promissory notes plus accrued interest were due and payable on the earlier of (i) the closing of the Merger and (ii) June 29, 2025. These promissory notes accrued interest at 5% per annum until the maturity date and 7% thereafter. The Company paid $153 toward these promissory notes at the Closing Date, and the $124 note was fully settled in April 2026 (see Note 7). The outstanding principal was $23 and $147 as of June 30, 2026 and December 31, 2025, respectively. The interest expense on these promissory notes totaled $2 for both the three and six months ended June 30, 2026, included in interest expense in the condensed consolidated statements of operations. The interest expense on these promissory notes totaled $2 and $4 for the three and six months ended June 30, 2025, respectively, included in interest expense in the condensed consolidated statement of operations. Accrued interest on these promissory notes totaled $11 and $22 as of June 30, 2026 and December 31, 2025, respectively, included in accrued expenses in the condensed consolidated balance sheets.

On April 18, 2024, the Company entered into a separate promissory note agreement with the same executive to receive, as amended, up to $2,158 in funding. During the year ended December 31, 2024, the Company received $1,997 from the executive under this agreement. These advances accrued interest at 7.5% per annum through the maturity date and at 9.5% per annum after the maturity date if any amounts then remain outstanding. All advances, plus accrued interest, were due and payable on the earlier of (i) the closing of the Merger and (ii) November 20, 2024. At the Closing Date, the outstanding promissory notes of $1,997 were converted into 20,000 newly issued common stock shares. Accrued interest on these promissory notes totaled $62 as of both June 30, 2026 and December 31, 2025, included in accrued expenses in the condensed consolidated balance sheets. No additional interest is being accrued from the Closing Date through June 30, 2026, as there is no outstanding principal.

On February 7, 2025, the Company issued 28,333 common stock warrants to the executive (the “Executive Warrants”). The Executive Warrants are exercisable at $99.90 per share and expire on February 7, 2035. 14,166 of the Executive Warrants were exercisable on the issuance date, 6,667 warrants became exercisable on the one-year anniversary of the issuance date, and 7,500 warrants will become exercisable on the two-year anniversary of the issuance date. The warrants were fair-valued and immediately expensed at the issuance date as an additional interest expense related to the executive’s promissory note. The fair value of the Executive Warrants at the issuance date of $714 was determined using the Black-Scholes option pricing model based on the following assumptions: (a) fair value of common stock of $32.10 per share, (b) expected volatility of 90.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.49%, and (e) expected life of 10 years. For the three and six months ended June 30, 2025, the Company recognized $0 and $714, respectively, of additional interest expense related to the Executive Warrants.

In January 2026, the Company entered into a loan agreement with its Chief Executive Officer and Board of Directors Chairman for an unsecured loan in the principal amount of $147 to fund the premium for the Company’s directors’ and officers’ liability insurance. The loan has a nine-month term from the date of advance and may be prepaid at any time without penalty. No interest accrued on the loan during the first three months following funding; thereafter, the outstanding principal bears interest at a variable rate equal to the three-month Term SOFR plus 2.0% per annum, with any accrued interest payable at maturity or upon earlier repayment. The effective interest rate on this note was 5.7% for the three months ended June 30, 2026. The loan was not secured by any collateral and is not guaranteed by any third party. As of June 30, 2026, the outstanding principal balance on this loan was $147. The interest expense on this loan totaled $2 for both the three and six months ended June 30, 2026, included in interest expense in the condensed consolidated statement of operations. Accrued interest on this loan was $2 as of June 30, 2026, included in accrued expenses in the condensed consolidated balance sheets.

10. Standby Equity Purchase Agreement

Convertible Notes

On October 30, 2024, Legacy Abpro and ACAB entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“YA”).

Subject to the satisfaction of the conditions set forth in the SEPA, YA committed to advance to the Company the aggregate principal amount of up to $5,000 (the “Pre-Paid Advance”), which was evidenced by convertible promissory notes (each a “Convertible Note”). On November 14, 2024, the Company received the first Pre-Paid Advance and entered into a Convertible Note as described below. The second Pre-Paid Advance was to be in a principal amount of $2,000 and advanced on the later of (i) the second trading day after the initial registration statement filed pursuant to the Registration Rights Agreement (as defined below) becomes effective and (ii) the second trading day after the required shareholder approval to issue shares of the post-combination Company’s common stock in excess of 20% of the Company’s outstanding shares pursuant to Nasdaq Rules (the “Exchange Cap”) has been obtained. At the special meeting of stockholders held on April 8, 2025, the Company obtained stockholder approval for the issuance of shares over the Exchange Cap.

On November 14, 2024 (the “First Convertible Note Issuance Date”), pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “First Convertible Note”) with YA for $3,000 and received net proceeds of $2,755, net of the original issuance discount of 8% (the “Convertible Note Discount”) and other immaterial issuance costs.

On June 23, 2025 (the “Second Convertible Note Issuance Date”), pursuant to the SEPA, the Company entered into a Convertible Promissory Note (the “Second Convertible Note”) and together with the First Convertible Note, the “Convertible Notes”) with YA for $2,000 and received net proceeds of $1,840, net of the Convertible Note Discount.

The Convertible Notes had the maturity date of November 13, 2025, subject to earlier repayments based on Amortization Event described below and bore interest at a rate of 0% (or 18% upon the occurrence of an uncured Event of Default).

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

Under the terms of the Convertible Notes, the Amortization Event was to occur if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Event”), (ii) unless the Company has obtained the approval from its stockholders for the issuance of shares pursuant to the transactions contemplated in the SEPA in excess of the Exchange Cap, the Company has issued in excess of 99% of the Common Shares available under the Exchange Cap (an “Exchange Cap Event”), or (iii) any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement entered into in relation to the SEPA), YA was unable to utilize a Registration Statement to resell Underlying Shares for a period of 10 consecutive trading days (a “Registration Event”). If at any time after the Issuance Date, and from time to time thereafter, an Amortization Event was to occur, then the Company had to make monthly payments beginning on the 7th trading day after the Amortization Event Date and continuing on the same day of each successive month. Each monthly payment had to be in an amount equal to the sum of (i) $1,250 of principal in the aggregate among the Convertible Notes (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) the payment premium equal to 5% of the Amortization Principal Amount, and (iii) accrued and unpaid interest thereunder as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event was to be ceased (with respect to any payment that has not yet come due) if any time after the Amortization Date (A) in the event of a Floor Price Event, on the date that was the 7th consecutive trading day that the daily VWAP was greater than the Floor Price then in effect, or the date that the Company reduced the Floor Price in accordance with the terms of the Note, (B) in the event of a Registration Event, the condition or event causing the Registration Event had been cured or the Holder was able to resell the Common Shares issuable upon conversion of this Note without limitations in accordance with Rule 144 under the Securities Act, or (C) in the event of an Exchange Cap Event, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/or the Exchange Cap no longer applied, unless a subsequent Amortization Event occurs. No Amortization Events occurred from the Note Issuance Dates through the date the Convertible Notes were converted into common stock shares as discussed below.

It was determined, in accordance with ASC 815, that the Conversion Feature was required to be bifurcated due to the adjustments to the settlement amount of this embedded feature that are not inputs to the fair value measurement of a fixed-for-fixed forward or option on equity shares, and recorded as a liability (the “Embedded Derivative Liability”) at fair value with a corresponding amount recorded as a discount on the Convertible Notes. The Embedded Derivative Liability was marked to market at each reporting period end with any changes recorded in other income or expense. The fair value of the Embedded Derivative Liability associated with the First Convertible Note was estimated at $69 at the issuance date based on the difference between the fair value of the convertible note with these embedded features and the fair value without each one of these embedded features. The fair value of the Embedded Derivative Liability associated with the Second Convertible Note was estimated at $93 at the issuance date.

During the three months ended June 30, 2025, the First Convertible Note was fully converted at the option of YA into an aggregate of 513,981 shares of common stock. At the conversion dates, the Company valued the Embedded Derivative Liability associated with the converted principal amounts of the First Convertible Note at $703 based on the difference between the fair value of the shares of common stock issued upon conversion and the outstanding note balance, resulting in the loss on the change in the fair value of the Embedded Derivative Liability of $592 and $623 for the three and six months ended June 30, 2025, respectively. The difference of $144 between (a) the carrying amount of the First Convertible Note and the fair value of the Embedded Derivative Liability at the conversion date, and (b) the fair value of the shares issued was recorded to other (expense) income as a loss on the settlement of the convertible notes.

The total discount resulting from the Convertible Note Discount and the bifurcation of the Embedded Derivative Liability at the issuance dates are amortized over the terms of the Convertible Notes through non-cash interest expense using the effective interest method. The non-cash interest expense related to the discount amortization was $0 for both the three and six months ended June 30, 2026. The non-cash interest expense related to the discount amortization was $57 and $133 for the three and six months ended June 30, 2025, respectively, and was included in interest expense in the condensed consolidated statement of operations.

SEPA Put Rights

Under the terms of the SEPA, starting at and ending following the 24-month anniversary of the Closing Date, the Company has the right, but not the obligation (“SEPA Put Rights”), to issue shares of its common stock to YA (“Advance Shares”, and such issuance and sale, an “Advance”) and YA shall subscribe for and purchase from the Company such Advance Shares, through written notice by the Company to YA (“Advance Notice”), provided (i) no balance is outstanding under a Convertible Note, and (ii) there is an effective Resale Registration Statement filed with the SEC for the resale under the Securities Act of the shares of Common Stock to be issued pursuant to such Advance Notice. The SEPA contemplates purchase by YA of up to $50,000 in aggregate gross purchase price for newly issued shares of the Company’s common stock. Any such sales were subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock, or any shares that, aggregated with any related transaction, would exceed 19.9% of all shares of common stock outstanding on the date of the SEPA unless shareholder approval was obtained allowing for issuances in excess of such amount.

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

As a result of the written notification received from the Nasdaq Panel on February 18, 2026 (see Note 1), the trading of the Company’s common stock was suspended at the open of trading on NASDAQ on February 23, 2026 and as a result, the Company is unable to comply with the registration and listing requirements to raise capital under the SEPA. As a result, as of June 30, 2026, the fair value of SEPA put rights asset was deemed de minimis. The fair value of the SEPA Put Rights was $96 as of December 31, 2025.

11. Stockholders’ Equity

Common and Preferred Stock

At the Closing Date, the Company’s articles of incorporation were amended to designate two classes of stock; preferred and common stock. The articles of incorporation of the Company authorize 1,000,000 shares of preferred stock and 110,000,000 shares of common stock.

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of June 30, 2026 and December 31, 2025.

Warrants

As of June 30, 2026 and December 31, 2025, there were 500,000 outstanding public warrants (“Public Warrants”). The Public Warrants have the exercise price of $114.90 per share and became exercisable 12 months from the closing of ACAB’s Initial Public Offering, which closed on January 19, 2022, and will expire five years from the Closing Date.

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

As of June 30, 2026, and December 31, 2025, there were 461,667 warrants held by ACAB (“Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

On February 7, 2025, the Company issued 28,333 Executive Warrants (see Note 9).

The following presents information about warrants to purchase common stock outstanding as of June 30, 2026:

		Weighted-	Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Warrants	990,000	$114.60	3.5 years

No warrants were exercised during the six months ended June 30, 2026 or 2025.

12. Share-Based Compensation

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) became effective at the Closing Date. As of June 30, 2026, 303,379 shares of common stock were available for issuance under the 2024 Plan. The initial number of shares authorized for issuance under the 2024 Plan was 208,026. The 2024 Plan provides that on January 1 of each year commencing January 1, 2026 and ending on December 31, 2034, the 2024 Plan reserve will automatically increase in an amount equal to the lesser of (a) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding year and (b) a number of shares of common stock determined by the Company’s board of directors. As a result, the number of shares authorized for issuance under the 2024 Plan increased by 136,663 on January 1, 2026.

Under the 2024 Plan, the Company can grant non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), unrestricted stock, performance awards and other forms of awards to eligible employees and nonemployees. In July 2025, the Company granted a total of 8,080 options to the members of the Board of Directors, which vested in November 2025. The Company granted a total of 39,290 RSUs under the 2024 Plan, vesting either immediately at the grant date or over a 3-year period.

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) of Legacy Abpro expired as of the Closing Date, in accordance with its original terms. As a result of the expiration, no further awards may be granted under the 2014 Plan. As of June 30, 2026, there were 184,141 options outstanding under the 2014 Plan. Stock options granted to employees and directors typically vest over four years. Stock options granted to non-employees typically vest immediately at the grant date. The maximum contractual term of the stock options is ten years.

The Company granted restricted stock units (“RSUs”) to various employees and directors under the 2014 Plan. These RSUs cliff vested on the first anniversary of the grant date.

Stock Options

The summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2025	217,549	$50.24	4.0
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired/Cancelled	(31,388)	$43.29	-
Outstanding at June 30, 2026	186,161	$51.40	3.8
Exercisable at June 30, 2026	186,161	$51.40	3.8

Restricted Stock Units

The summary of the Company’s restricted stock unit activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Vesting
	Shares	Fair Value	Period
Outstanding at December 31, 2025	31,169	$7.78	1.4
Granted	—	—	—
Vested	(8,193)	$8.30	—
Forfeited	—	—	—
Outstanding at June 30, 2026	22,976	$7.60	1.3

As of June 30, 2026, 16,456 RSUs were vested in accordance with their terms, but the shares of common stock were not issued to the holders. These vested but unissued RSUs are not included in the calculation of basic and diluted net loss per share for any periods presented in the condensed consolidated statements of operations, as the Board of Directors, in its sole discretion, may elect for RSUs to be settled in either cash or shares of common stock.

On October 22, 2024, the Company’s board of directors authorized the issuance of 20,449 RSUs to the Company’s employees and a Board member, however no awards were issued until the fourth quarter of 2025. The Company expensed the fair value of the authorized RSU on a straight-line basis over their vesting period. In December 2025, the Company issued the RSUs to these employees with different terms. The issuance of the RSUs was accounted for as a modification with $396 RSU liability accrued through the issuance date reclassified into additional paid-in capital. As the fair value of the awards issued was less than the fair value of the promised awards, the Company continued to recognize share-based compensation based on the grant date fair value in accordance with ASC 718-20-35-3(b), which states that total recognized compensation cost for an equity award shall at least equal the fair value of the award at the grant date. For the three months ended June 30, 2026 and 2025, the Company recorded $191 and $206, respectively, in share-based compensation expense related to these authorized awards. For the six months ended June 30, 2026 and 2025, the Company recorded $420 and $410, respectively, in share-based compensation expense related to these authorized awards.

Share-Based Compensation Expense

The summary of the recorded share-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$-	$8	$-	$18
General and administrative	208	352	510	854
Total share-based compensation	$208	$360	$510	$872

As of June 30, 2026, there was no unrecognized compensation cost related to stock option awards. As of June 30, 2026, there was approximately $1,884 of unrecognized compensation cost related to unvested restricted stock awards that are expected to be recognized over a weighted-average period of 1.3 years.

13. Related Parties

The Company has certain promissory notes outstanding with executives and directors as of June 30, 2026 and December 31, 2025. See Note 9.

On January 15, 2020, Legacy Abpro entered into an agreement for various consulting services, as defined in the agreement, with a former director of Legacy Abpro. On January 1, 2023, the Company entered into a new consulting agreement with the same director, which superseded the agreement dated in January 2020. The agreement was terminated during the year ended December 31, 2024. As of December 31, 2025, the unpaid amount was $187. The outstanding balance under this agreement was fully settled in April 2026. See Note 7 for the details of the complaint from the former director.

On December 1, 2021, Legacy Abpro entered into a consulting agreement with a member of the Company’s Board of Directors. Under the agreement, Legacy Abpro is obligated to pay fees for various consulting services, as defined in the agreement. This agreement was terminated in May 2022. The Company did not incur any expenses under this agreement during the years ended December 31, 2025 and 2024. As of June 30, 2026 and December 31, 2025, the unpaid amounts were $0 and $8, respectively.

On March 13, 2023, the Company’s Former CEO, upon the approval of the Company’s Board of Directors, transferred $5,000 from the Company’s bank account at First Republic Bank to his personal bank account as an emergency response to the collapse of First Republic Bank. This amount was recorded as a receivable from related party as of March 31, 2023. The full amount of $5,000 plus accrued interest of $18 was returned to the Company on May 3, 2023, and the remaining balance of accrued interest was $3 as of June 30, 2026 and December 31, 2025.

On July 20, 2025, the Company entered into a consulting agreement with the Company’s CEO (the “CEO Consulting Agreement”). In connection with the CEO Consulting Agreement, the Company issued 16,667 RSUs, which vest in three equal installments on March 3, 2026, March 3, 2027, and March 3, 2028 and provides for an annual compensation of $300,000. The term of the CEO Consulting Agreement commenced on March 3, 2025, the date the Company’s board of directors appointed the CEO, and shall remain in full force and effect until terminated by mutual written agreement between the Company and the CEO, or by sixty days’ prior written notice by either party. Under the terms of the CEO Consulting Agreement, the Company is obligated to make the payment equal to three times the fair market value of the CEO’s equity interests in the Company, if within 12 months of a change of control event (as defined in the CEO Consulting Agreement), the CEO is involuntarily terminated without cause or resigns for good reason. The unpaid amounts owed under the CEO Consulting agreement were $0 and $175 as of June 30, 2026 and December 31, 2025, respectively.

14. Subsequent Events

On August 5, 2026, the Company received a demand letter from counsel to a former officer, in connection with the termination of his employment in November 2025, claiming bonus, unpaid wages during the furlough period and contractual severance payments. The demand letter requested the total payment of $450 to resolve these claims. The Company had previously accrued amounts related to the 2023 discretionary bonus balance awarded but unpaid in the amount of $80 as of both June 30, 2026 and December 31, 2025. Currently, any additional accruals for this claim are not reasonably estimable. The Company, with the assistance of counsel, is assessing the validity of the claims, or lack thereof, and plans to address this matter and, if necessary, to vigorously defend against any such claims should the matter escalate to litigation.

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

Unless otherwise indicated or the context otherwise requires, references in this section to “Abpro,” “we,” “us,” “our,” “the Company,” and other similar terms refer to Abpro Holdings, Inc. and its subsidiaries.

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

Our two lead product candidates, ABP-102 and ABP-201, feature our next generation tetravalent antibody format, or TetraBi antibody format, which binds to two different targets with two distinct binding sites per target. ABP-102 is designed to redirect a patient’s immune system to fight cancer by engaging T cells through co-targeting human epidermal growth factor receptor 2, or HER2, and cluster of differentiation 3, or CD3, T-cell co-receptor. The Phase 1 clinical trials for ABP-102 are led by Celltrion and aim to evaluate safety, tolerability, pharmacokinetics, and preliminary efficacy in patients with HER2-positive solid tumors (such as breast and gastric cancers). ABP-201 is designed to block blood vessel formation and normalize damaged vessels through co-targeting vascular endothelial growth factor, or VEGF, and angiopoietin-2, or ANG-2. We plan to develop ABP-201 to treat vascular disease of the eye, focusing on wet age-related macular degeneration (Wet AMD).

Recent Developments

Following the Nasdaq delisting of our securities from the Nasdaq Capital Market, effective February 23, 2026, our securities are trading on the OTC Pink Limited Market under the ticker symbol “ABPO”. The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital, including under the SEPA and on favorable terms, if at all, in the future.

On May 28, 2026, the Company received written notification from the Nasdaq Listing and Hearing Review Council (the “Council”) that the Council had reviewed the decision of the Nasdaq Hearings Panel (the “Panel”) of the Nasdaq Stock Market LLC (“Nasdaq”) and had determined to reaffirm the Panel’s decision that due to the Company not having met the terms of the Panel’s November 10, 2025 decision that the Company demonstrate compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) by February 16, 2026, the Company’s securities will be delisted from Nasdaq.

The Company expects that Nasdaq may file a Form 25 with the SEC to delist the securities from Nasdaq and deregister the securities under Section 12(b) of the Securities Exchange Act of 1934, as amended (potentially) in the coming days.

The Company expects its common stock will continue to be eligible for quotation on the OTC Pink Limited Market under its existing symbol, “ABP” and its public warrants under the existing symbol “ABPWW.” The Company can provide no assurances that any broker-dealer will make a market in its common stock or public warrants or that trading levels, liquidity, or quotation prices will be maintained. The Company also cautions its stockholders and public warrant holders that trading on the OTC Pink Limited Market may be subject to limited availability of information, reduced transparency and liquidity and greater volatility.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following is a comparative discussion of our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June
	2026	2025	Change	%
Operating expenses:
Research and development	$9	$313	$(304)	-97%
General and administrative	1,166	1,948	(782)	-40%
Total operating expenses	1,175	2,261	(1,086)	-48%
Loss from operations	(1,175)	(2,261)	1,086	48%
Other income (expense), net	235	(723)	958	133%
Net loss	$(940)	$(2,984)	$2,044	68%

Revenue

We did not generate revenue during the three months ended June 30, 2026 and 2025. Our ability to generate product or license revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for license and royalty payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and share-based compensation for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies and clinical materials.

Research and development expenses decreased by $0.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the majority of research and development personnel being on furlough since October 2024 and then subsequently terminated in the fourth quarter of 2025. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to resume our research and development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel not involved in research and development efforts, costs related to our directors, and senior advisors; professional service fees, including accounting and legal services and other consulting services.

General and administrative expenses decreased by $0.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the decrease of approximately $0.3 million in legal and accounting expenses, approximately $0.2 million in facilities and supplies costs and $0.2 million in share-based compensation expense as a result of the cost reduction efforts implemented in the second half of 2025.

Other Income (Expense), Net

Other income (expense), net improved by $1.0 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This change is primarily due to the loss of approximately $0.6 million on the change in the fair value of the embedded derivative liabilities and the loss on the settlement of the convertible notes of approximately $0.1 million recognized during the three months ended June 30, 2025, as well as the decrease in interest expense of approximately $0.2 million.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following is a comparative discussion of our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June
	2026	2025	Change	%
Operating expenses:
Research and development	$22	$638	$(616)	-97%
General and administrative	2,086	4,581	(2,495)	-54%
Total operating expenses	2,108	5,219	(3,111)	-60%
Loss from operations	(2,108)	(5,219)	3,111	60%
Other income (expense), net	140	(1,652)	1,792	108%
Net loss	$(1,968)	$(6,871)	$4,903	71%

Revenue

We did not generate revenue during the six months ended June 30, 2026 and 2025. Our ability to generate product or license revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for license and royalty payments to us.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the majority of research and development personnel being on furlough since October 2024 and then subsequently terminated in the fourth quarter of 2025. The overall decrease in expenses was a result of the decrease in research and development activities while raising additional capital necessary to resume our research and development programs.

General and Administrative Expenses

General and administrative expenses decreased by $2.5 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the decrease of approximately $1.2 million in legal and accounting expenses, approximately $0.4 million in facilities and supplies costs, approximately $0.4 million reversal of expenses upon settlement of outstanding liabilities to a former director and $0.5 million in executive and share-based compensation expenses as a result of the cost reduction efforts implemented in the second half of 2025.

Other Income (Expense), Net

Other income (expense), net improved by $1.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This change is primarily related to the interest expense for the one-time charge for the fair value of the warrants issued under the promissory note with an executive in the amount of approximately $0.7 million during the six months ended June 30, 2025, in which there was no similar interest expense activity during the six months ended June 30, 2026. The remaining change is due to the loss of approximately $0.6 million on the change in the fair value of the embedded derivative liabilities during the six months ended June 30, 2025, the decrease in interest expense of approximately $0.2 million, and the loss of approximately $0.2 million for the change in fair value of the SEPA Put Rights asset and the loss on the settlement of the convertible notes of approximately $0.1 million recognized during the six months ended June 30, 2025.

Liquidity, Capital Resources and Going Concern

To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE financing, borrowings under loan facilities and, to a lesser extent, through payments received in connection with collaboration and license agreements. Since our inception, we incurred significant recurring losses, including net losses of $2.0 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $121.0 million. We expect to incur operating losses in the foreseeable future.

In April 2025, the Company received multiple notices from the Listing Qualifications Department staff of the Nasdaq Stock Market (“Nasdaq”) indicating that it no longer met several continued listing requirements. Specifically, its stock price had remained below Nasdaq’s $1.00 minimum bid price requirement for 30 consecutive business days, and it failed to meet the required minimum levels for both Market Value of Publicly Held Shares (the “MVPHS requirement”) and Market Value of Listed Securities (the “MVLS requirement”). Nasdaq granted compliance periods through September and October 2025 to allow the Company time to regain compliance.

After failing to satisfy the minimum bid price requirement by the September 2025 deadline, the Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”). At an October 2025 hearing, management presented its plan to regain compliance with the minimum bid price, MVPHS, and MVLS requirements. Nasdaq subsequently allowed the Company to remain listed temporarily, subject to strict conditions and deadlines, including demonstrating compliance with Nasdaq’s minimum equity standard by February 16, 2026.

The Company did not meet the required equity standard by the deadline, and on February 18, 2026, the Panel notified the Company that its securities would be delisted. Trading of the Company’s stock on Nasdaq was suspended on February 23, 2026, and the shares began trading on the OTC Pink Limited Market tier under the ticker symbol “ABPO.” Although the Company appealed the delisting decision, on May 28, 2026, the Nasdaq Listing and Hearing Review Council upheld the Panel’s ruling. The Company expects that Nasdaq may file a Form 25 with the SEC to delist the securities from Nasdaq and deregister the securities under Section 12(b) of the Securities Exchange Act of 1934, in the coming days.

The delisting does not affect the Company’s operations, but results in significant material adverse consequences, including the loss of federal preemption of state securities laws (blue sky laws) that will make certain finance and securities transactions more costly and involve increased complexities, along with the costs associated with trading on the Over-the-Counter market, as well as the following:

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

●

a decreased ability to issue additional securities or obtain additional financing including under SEPA (see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements) and on favorable terms, if at all, in the future.

In January and February 2026, the Company issued 3,162,785 shares of common stock with the aggregate gross purchase price of approximately $7.3 million under Advance Notices to YA in accordance with the terms of the SEPA.

As of June 30, 2026, the Company had cash of $4.2 million. Due to its current liabilities, the cash available to the Company will not be sufficient to allow the Company to operate for at least 12 months from the date that the unaudited condensed consolidated financial statements are issued. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through equity and debt financings, collaboration agreements and research grants. If the Company is unable to obtain funding, the Company could be forced to further delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. The Company plans to continue to fundraise, as well as seek alternate revenues from collaboration and license agreements. If adequate funds are not available, the Company may be required to initiate steps to further slow cash burn, extending the cash runway until financing can be secured. The condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

Future Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the pre-clinical activities and clinical trials of our product candidates. The timing and amount of our operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates;

●	the clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates and programs that we develop or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

●	our ability to obtain marketing approval for our product candidates;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights covering our product candidates, including any such patent claims and intellectual property rights that we have licensed pursuant to the terms of a license agreement;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to our product candidates;

●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

●	the success of any other business, product or technology that we acquire or in which we invest;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	our need and ability to hire additional management, and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

●	the effect of competing technological and market developments; and

●	general economic, industry and market conditions or other events or factors, many of which are beyond our control, such as the impact of any natural disasters, or public health emergencies, and the impacts of inflation, interest rates, actual or anticipated bank failures, actual or anticipated government tariffs, and international military or geopolitical conflicts.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to further delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	Change	%
Net cash used in operating activities	$(3,134)	$(2,552)	$(582)	23%
Net cash provided by financing activities	$7,288	$1,589	$5,699	359%

Net cash used in operating activities for the six months ended June 30, 2026, increased by $0.6 million as compared to the six months ended June 30, 2025. Although the operating expenses, excluding non-cash items, decreased by $2.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, the cash used in operating activities increased by $3.4 million due to the timing of disbursements, net of collections on accounts receivable, in the first half of 2026 as compared to the first half of 2025.

Net cash provided by financing activities increased by $5.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The cash provided during the six months ended June 30, 2026 is primarily from the sale of the common stock shares to YA in accordance with the terms of the SEPA for gross cash proceeds of $7.3 million. The cash provided during the six months ended June 30, 2025 is due to proceeds received from issuances of debt of $1.8 million and proceeds of $0.1 million from the settlement of the Forward Purchase Agreement which were partially offset by $0.3 million of payments made on notes payable.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses described below.

Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting

As described in Item 9.A Controls and Procedures of our 2025 Form 10-K, for the year ended December 31, 2025, management identified material weaknesses in its internal controls, related to the Company having inadequate existing control to ensure timely identification and evaluation of contractual obligations such as license agreements and failing to design and maintain formal written policies and procedures regarding internal controls over financial reporting. As of December 31, 2025, the Company successfully remediated the previous material weakness related to segregation of duties over internal wire transfer authorization and access to bank accounts. The Company is in process of implementing and testing its internal control to address the remaining material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.

The Company will continue to review and improve its internal controls over financial reporting to address the underlying causes of the material weaknesses and control deficiencies. Such material weaknesses and control deficiencies will not be remediated until the Company’s remediation plan has been fully implemented, and it has concluded that its internal controls have been operating effectively for a sufficient period of time.

To address these material weaknesses, management, under the oversight of the audit committee, has devoted, and plans to continue to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting:

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

The material weaknesses will not be remediated until the Company’s remediation plan has been fully implemented, for which the Company would be able to conclude that its internal controls were operating effectively for a sufficient period of time.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The following is a summary of material legal proceedings as of the date of this filing. See also Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding contingent liabilities.

On June 17, 2025, a former director filed a lawsuit against the Company alleging damages of approximately $748,000 for consulting fees, bonuses, and for unpaid promissory note principal and interest. On November 10, 2025, the Suffolk Superior Court issued a preliminary injunction prohibiting the Company from transferring its assets without court approval outside the ordinary course of business. On April 15, 2026, the Company settled this claim in full for the total amount of approximately $390,000.

In March 2017, we entered into an Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (“MSK”), which was subsequently amended by Amendment No. 1 to Exclusive License Agreement dated March 31, 2017, Amendment No. 2 to Exclusive License Agreement dated March 31, 2018, and Amendment No. 3 to Exclusive License Agreement dated December 31, 2019 (collectively, the “Exclusive MSK License Agreement”). In June 2023, we received a notice of breach from MSK followed by a notice of termination in September 2023, pursuant to which MSK demanded payments totaling $1,060,405 in principal and $169,173 in interest. We do not dispute the payment obligations under the Exclusive MSK License Agreement and have not made the payment to preserve cash. We continue working on a settlement agreement for this obligation. As of June 30, 2026, the Company had accrued amounts associated with outstanding MSK obligations of approximately $1.2 million.

In January 2023, we entered into a settlement agreement with Parexel International (IRL) Limited relating to payment obligations arising out of a clinical trial performed by Parexel, which was co-financed by the Company and Mabwell (Shanghai) Bioscience Co., Ltd. (SHA: 688062), a biopharmaceutical company headquartered in Shanghai, China (“Mabwell”). The Company made some but not all installment payments due under the settlement agreement and Parexel filed a complaint in Superior Court in Middlesex County, Massachusetts in April 2023. Parexel subsequently amended the complaint twice and filed a motion for default judgment in September 2023 seeking contractual damages of approximately $640,000 plus additional damages under Massachusetts Chapter 93A for deceptive business practices. A hearing on the motion was held on January 9, 2024. The court asked for additional submissions by January 16, 2024 and indicated that a ruling would follow thereafter. On January 26, 2024, the court entered a judgment in the case awarding Parexel a total of approximately $700,000 and rejecting Parexel’s claim under Chapter 93A. As of June 30, 2026 and December 31, 2025, the Company recorded liability for the outstanding balance under this settlement agreement of approximately $911,000 and $869,000, including the accrued interest, respectively.

On August 5, 2026, the Company received a demand letter from counsel to a former officer, in connection with the termination of his employment in November 2025, claiming bonus, unpaid wages during the furlough period and contractual severance payments. The demand letter requested the total payment of $450,000 to resolve these claims. The Company had previously accrued amounts related to the 2023 discretionary bonus balance awarded but unpaid in the amount of $80,000 as of both June 30, 2026 and December 31, 2025. Currently, any additional accruals for this claim are not reasonably estimable. The Company, with the assistance of counsel, is assessing the validity of the claims, or lack thereof, and plans to address this matter and, if necessary, to vigorously defend against any such claims should the matter escalate to litigation.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025, as may be updated in subsequent periodic reports we file with the SEC. Other than as set forth below, there have been no material changes to the risk factors described in our most recent Form 10-K.

Our failure to meet Nasdaq’s continued listing requirements could result in a further delisting of our shares.

In April 2025, the Company received multiple notices from the Listing Qualifications Department staff of the Nasdaq Stock Market (“Nasdaq”) indicating that it no longer met several continued listing requirements. Specifically, its stock price had remained below Nasdaq’s $1.00 minimum bid price requirement for 30 consecutive business days, and it failed to meet the required minimum levels for both Market Value of Publicly Held Shares (the “MVPHS requirement”) and Market Value of Listed Securities (the “MVLS requirement”). Nasdaq granted compliance periods through September and October 2025 to allow the Company time to regain compliance.

After failing to satisfy the minimum bid price requirement by the September 2025 deadline, the Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”). At an October 2025 hearing, management presented its plan to regain compliance with the minimum bid price, MVPHS, and MVLS requirements. Nasdaq subsequently allowed the Company to remain listed temporarily, subject to strict conditions and deadlines, including demonstrating compliance with Nasdaq’s minimum equity standard by February 16, 2026.

The Company did not meet the required equity standard by the deadline, and on February 18, 2026, the Panel notified the Company that its securities would be delisted. Trading of the Company’s stock on Nasdaq was suspended on February 23, 2026, and the shares began trading on the OTC Pink Limited Market tier under the ticker symbol “ABPO.” Although the Company appealed the delisting decision, on May 28, 2026, the Nasdaq Listing and Hearing Review Council upheld the Panel’s ruling. The Company expects that Nasdaq may file a Form 25 with the SEC to delist the securities from Nasdaq and deregister the securities under Section 12(b) of the Securities Exchange Act of 1934, in the coming days.

The delisting does not affect the Company’s operations, but may have, among other material adverse effects, an adverse impact on the liquidity and market price of the Common Stock and on the Company’s ability to raise capital, including under the SEPA (see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements) and on favorable terms, if at all, in the future.

Following the above-referenced suspension of trading on Nasdaq, the Company expects its common stock will continue to be eligible for quotation on the OTC Pink Limited Market under the ticker symbol “ABPO” and its public warrants under the existing symbol “ABPWW.” The Company can provide no assurances that any broker-dealer will make a market in its common stock or public warrants or that trading levels, liquidity, or quotation prices will be maintained. The Company also cautions its stockholders and public warrant holders that trading on the OTC Pink Limited Market may be subject to limited availability of information, reduced transparency and liquidity and greater volatility.

We can provide no assurance that any action taken by us in the future to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares or prevent future non-compliance with Nasdaq’s listing requirements.

Following the unsuccessful appeal to Nasdaq we expect to face significant material adverse consequences, including the loss of federal preemption of state securities laws (blue sky laws) that will make certain finance and securities transactions more costly, ineligible and/or involve increased complexities, along with the costs associated with trading on the OTC Market, as well as the following:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and pre-clinical studies or clinical trials, if any, limit strategic opportunities or other corporate restructuring activities. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through equity and debt financings, payments received under collaboration agreements, and research grants We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Should we pursue a deregistration or be involuntarily deregistered, resulting in “going dark”, this may limit our ability to raise capital on favorable terms as a private company.

If we are involuntarily deregistered by the SEC or if we complete a voluntary deregistration under the Exchange Act (referred to as “going dark”), we will cease filing public financial reports. Following any such transition to a private non-reporting company, our access to traditional capital markets may be constrained since any future debt or equity financings we pursue will likely rely entirely on private placement markets. Private investors and lenders often demand higher yields, stricter financial covenants, greater board representation, or significant liquidation preferences to compensate for the lack of liquidity and mandatory and more stringent public disclosure requirements. We cannot assure you that private financing will be available when needed, or that the commercial terms will be acceptable to us.

Additionally, any residual OTC trading will feature extremely limited liquidity, wider bid-ask spreads, and heightened price volatility. As a result of the lack of an active public trading market, private financing rounds often suffer from a steep “illiquidity discount.” While the Company believes that its stock price per share has been severely undervalued and, therefore, capital raising terms may ultimately prove more favorable on a private company financing basis, there remains the possibility that financing raised after going dark may result in greater equity dilution for existing stockholders than an equivalent public capital raise, especially if the Company’s common stock were still listed and traded on Nasdaq under ordinary and non-distressed circumstances. Further, such a structural shift may result in increased stockholder skepticism, damage to our reputation among alternative lenders, and potentially trigger costly stockholder litigation regarding the loss of liquidity and perceived reduction in fiduciary transparency. Any ongoing litigation or negative market perception will further depress our corporate valuation and complicate our efforts to finalize essential private financings.

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

ABPRO HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Miles Suk
	Name:	Miles Suk
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)